Form 10-Q
period 2004-09-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2004-12-03
CIK 1040666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-5908

VNUS Medical Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

VNUS Medical Technologies, Inc.
2200 Zanker Road Suite F
San Jose, CA 95131
(Address of principal executive offices, including zip code)

(408) 473-1100
(Registrant’s Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

     As of November 15, 2004, 14,347,566 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended September 30, 2004

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,000	$11,711
Accounts receivable, net	4,992	3,330
Inventories, net	1,726	871
Prepaid expenses and other current assets	1,240	242

Total current assets	19,958	16,154
Property and equipment, net	1,107	991
Other assets	631	644

Total assets	$21,696	$17,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$884
Accrued liabilities	3,564	2,557

Total current liabilities	4,675	3,441
Other liabilities	110	107

Total liabilities	4,785	3,548

Contingencies (Note 3)
Stockholders equity:
Convertible preferred stock	25	25
Common stock	1	1
Additional paid-in capital	60,507	58,686
Deferred stock-based compensation	(1,435)	(432)
Accumulated deficit	(42,187)	(44,039)

Total stockholders’ equity	16,911	14,241

Total liabilities and stockholders’ equity	$21,696	$17,789

See accompanying notes to condensed financial statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$10,116	$5,978	$26,980	$14,353
Cost of revenues (1)	2,562	1,756	6,697	4,366

Gross profit	7,554	4,222	20,283	9,987

Operating expenses
Sales and marketing (1)	4,149	3,180	11,612	8,234
Research and development (1)	1,199	1,018	3,639	2,555
General and administrative (1)	1,146	594	3,073	1,919

Total operating expenses	6,494	4,792	18,324	12,708
Income (loss) from operations	1,060	(570)	1,959	(2,721)
Interest and other income (expense), net	46	26	99	133

Income (loss) before taxes	1,106	(544)	2,058	(2,588)
Provision for income taxes	111	—	206	—

Net income (loss)	$995	$(544)	$1,852	$(2,588)

Net income (loss) per share
Basic	$0.10	$(0.42)	$0.18	$(1.98)

Diluted	$0.09	$(0.42)	$0.16	$(1.98)

Shares used in computing net income (loss) per share
Basic	1,372	1,310	1,357	1,305

Diluted	11,681	1,310	11,486	1,305

(1) Includes the following amortization of deferred stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of revenues	$26	$14	$64	$46
Sales and marketing	148	63	367	208
Research and development	22	23	60	74
General and administrative	100	35	250	117

	$296	$135	$741	$445

See accompanying notes to condensed financial statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,852	$(2,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	305	260
Amortization of deferred stock compensation	741	445
Changes in operating assets and liabilities:
Accounts receivable	(1,662)	(1,034)
Inventories, net	(855)	695
Prepaid expenses and other assets	(985)	(70)
Accounts payable	227	104
Accrued and other liabilities	1,011	1,026

Net cash provided by (used in) operating activities	634	(1,162)

Cash flows from investing activities:
Purchase of property and equipment	(421)	(118)

Net cash used in investing activities	(421)	(118)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	76	11

Net cash provided by financing activities	76	11

Net increase (decrease) in cash and cash equivalents	289	(1,269)
Cash and cash equivalents at the beginning of the year	11,711	12,601

Cash and cash equivalents at the end of the period	$12,000	$11,332

See accompanying notes to condensed financial statements

VNUS MEDICAL TECHNOLOGIES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by VNUS Medical Technologies, Inc. (“the Company”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on October 20, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations and cash flows for the interim periods covered by this report and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto. The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

On September 20, 2004, the Company’s Board of Directors approved a two for three reverse stock split of its common shares. Such reverse stock split was effected on October 14, 2004. All common stock data presented herein have been restated to retroactively reflect this stock split.

On October 20, 2004, the Company completed its initial public offering of common stock. The Company sold 4,000,000 shares of common stock in the offering and selling stockholders sold 1,375,995 shares of common stock. All of the preferred stock outstanding immediately prior to the offering automatically converted into common stock in connection with the completion of the offering. The offering was priced at $15.00 per share and net proceeds to the Company are approximately $53.8 million, after deducting the underwriting discount and commissions and the approximately expenses of the offering.

Note 2—Inventories, net

	September 30,	December 31,
	2004	2003
Components of inventories, net (in thousands)
Finished goods	$937	$317
Raw materials and sub-assemblies	689	290
Radio-frequency generators	100	264

	$1,726	$871

Note 3—Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 4—Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation, “as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro-forma effects on net income as if it had elected to use the fair value approach to account for all of its stock-based employee compensation plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods on Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$995	$(544)	$1,852	$(2,588)
Add: Employee stock-based compensation expense included in net income	248	130	623	428
Deduct: Total stock-based compensation expense determined under fair value based method	(289)	(157)	(687)	(505)

Pro forma net income (loss)	$954	$(571)	$1,788	$(2,665)

Weighted average number of shares used in per share calculation
Basic	1,372	1,310	1,357	1,305

Diluted	11,681	1,310	11,486	1,305

Pro forma net income (loss) per share
Basic	$0.70	$(0.44)	$1.32	$(2.04)

Diluted	$0.08	$(0.44)	$0.16	$(2.04)

The pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made in each year.

In computing these pro forma amounts, the Company has used the minimum value method for options granted. The following assumptions were used for the Black-Scholes option pricing model for options granted in the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Risk free interest rates	3.08 - 3.48%	2.18 - 2.81%	2.64 - 3.48%	1.95 - 2.89%
Expected Life ( in years )	4	4	4	4
Dividend yield	—	—	—	—

Note 5—Net Income (Loss) Per Share

The Company adopted EITF Statement No. 03-06 “Participating Securities and the Two Class Method Under SFAS No. 128, “Earnings Per Share,” during the period ended June 30, 2004. Basic and diluted net income per share have been computed to give effect to the assumed conversion of the Company’s convertible preferred stock for the three and nine months ended September 30, 2003 and September 30, 2004 as if the conversion occurred at the beginning of 2003. Basic net income (loss) per share excludes the dilutive effect of potential stock, including stock options, common stock subject to repurchase and warrants. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income (loss) per share (in thousands, except per share data) and assumes that the price at which the convertible preferred stock automatically converts to common stock is in accordance with the conversion terms:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$995	$(544)	$1,852	$(2,588)
Net income (loss) allocated to participating preferred stockholders	(863)	—	(1,605)	—

Net income (loss) available to common stockholders-basic	$132	$(544)	$247	(2,588)

Net income (loss) available to common stockholders-diluted	$995	$(544)	$1,852	$(2,588)

Denominator:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	1,372	1,317	1,357	1,315
Weighted average unvested common shares subject to repurchase agreements		(7)		(10)

Weighted average common shares outstanding used in computing basic net income (loss) per share	1,372	1,310	1,357	1,305
Effect of dilutive securities:
Stock options, warrants, weighted average unvested, common shares subject to repurchase agreements, weighted average convertible preferred stock	10,309	—	10,130	—

Total shares, diluted	11,681	1,310	11,486	1,305

Net income (loss) per common share:
Basic	$0.10	$(0.42)	$0.18	$(1.98)

Diluted	$0.09	$(0.42)	$0.16	$(1.98)

Anti-dilutive securities

The following outstanding options, warrants and convertible preferred stock (prior to the application of the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2004	2003
Convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	8,957
Convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	13
Common stock warrants	—	147
Stock options	—	1,360
Unvested common shares subject to repurchase agreements	—	7

	—	10,484

Note 6—Subsequent Events

On October 20, 2004, the Company completed its initial public offering of common stock. The Company sold 4,000,000 shares of common stock in the offering and selling stockholders sold 1,375,995 shares of common stock. All of the preferred stock outstanding immediately prior to the offering automatically converted into common stock in connection with the completion of the offering. The offering was priced at $15.00 per share and net proceeds to the Company were approximately $53.8 million, after deducting the underwriting discount and commissions and the estimated expenses of the offering.

Note 7—Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft (“ED”), “Share-Based Payment-An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by an issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-

based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following review of our financial condition at September 30, 2004 and results of our operations for the three and nine month periods ended as of September 30, 2004 and September 30, 2003 in conjunction with the financial statements and related notes included elsewhere in this quarterly report. Except for the historical information contained herein, this discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting VNUS and its Business” below. Our actual results could differ materially from those discussed here. In addition, the following review should be read in connection with the information presented in our audited financial statements and related notes for the year ended December 31, 2003, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 20, 2004.

Business Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Venous reflux disease, a progressive condition caused by incompetent vein valves, is characterized by the poor return of blood from the legs to the heart. The disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radio frequency, or RF generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 70,000 patients have been treated using our Closure system since 1999.

Since our inception in January 1995, we have focused on the development of minimally invasive treatments for venous reflux disease. Until 1999, our operations consisted primarily of start-up activities, including the development of our Closure system, recruiting personnel and raising capital. We launched commercial sales of the Closure system in Europe in late 1998 and in the United States in late 1999.

For the nine months ended September 30, 2004, we generated net revenues of $27.0 million and net income of $1.9 million. As of September 30, 2004, we have incurred cumulative losses of approximately $42.2 million. From inception to September 30, 2003 we were not profitable. We were profitable beginning in the last quarter of 2003 and for each of the first three quarters of 2004. We market the Closure system through a direct sales organization in the United States. We market the Closure system in selected international markets primarily through distributors.

Our customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 95 health insurers, representing over 210 million covered lives in the United States. For 2005, the codes to be used by third-party payors and Medicare to identify and reimburse for treatment using our Closure procedure and the disposable catheters and other supplies used in the procedure were published by the American Medical Association, or AMA, and the Center for Medicaid and Medicare Services, or CMS, in November 2004. The new codes approved by the AMA for the Closure procedure are CPT 36475 and CPT 36476. National unadjusted Medicare 2005 payment rates for physicians performing the Closure procedure in an office setting have been established at $2,216 for the first vein treated and an additional $434 for the second and subsequent veins treated in the same leg. The Medicare unadjusted payment rate for office treatment for the first vein treated was set at a level $175 more for the Closure procedure than for endovenous laser treatment. This is a change from the past and current situation in which reimbursement levels for endovenous radiofrequency and laser treatment have often been the same because either the same or similar procedure codes were used. National unadjusted Medicare 2005 payment rates to physicians performing endovenous procedures in a hospital setting, including the Closure procedure, were set at $365 for the first vein treated and an additional $178 for the second and subsequent veins treated in the same leg on the same day. Due to a wide range of physician payment levels in 2004 for performing the Closure procedure in a hospital setting, the 2005 payment rates as established by CMS will be less for some physicians performing the Closure procedure in a hospital setting than in 2004. Hospital facility payment for endovenous procedures, including the Closure procedure was established for 2005 at $1,538 for the first vein treated. Medicare reimburses additional procedures performed at the same time at a 50% rate. As a result, a second vein treated with the Closure procedure in the same leg on the same day would result in the hospital receiving an additional $769 from Medicare. Actual Medicare payment rates are adjusted according to geographic cost considerations, and private insurers may establish 2005 payment levels differently than Medicare.

We manufacture, package and label our disposable catheters and outsource the manufacture of our RF generators and accessory packs. Our net revenues are derived from the sale of disposable catheters, RF generators and accessory products, which comprised 76%, 18% and 6% of our net revenues, respectively, in the first nine months of 2004.

We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the years ended December 31, 2001, 2002 and 2003 or the first nine months of 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify delivery. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Our domestic and international return policy allows customers to return unused products for a period of 30 and 60 days, respectively, subject to restocking fees. We make provisions for estimated returns and allowances based on historical levels. To date, returns and allowances have been insignificant. If actual returns and allowances were to deviate significantly from our estimates, our revenues could be adversely affected.

Valuation of Inventory. We value our inventory at the lower of cost or market. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. The allowance is measured as the difference between the current cost of the inventory and estimated market value and is charged to the provision for inventory obsolescence, which is a component of our cost of revenues. At the point of recognition of the loss, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology, we could be required to increase our inventory allowance and our gross profit could be adversely affected.

Warranty Costs. At the time we recognize revenues, we establish an accrual for estimated warranty expense associated with revenues, recorded as a component of cost of revenues. We offer a one-year limited warranty on our RF generator which is included in the sales price of the generator. Our estimate of costs to service our warranty obligations is based upon the number of units sold, historical and anticipated cost per claim and rates of warranty claims. We primarily estimate material costs based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Our service agreement with our RF generator manufacturer provides us with a one-year warranty from the date of shipment to us on all generators supplied. As such, our warranty expense is only required to cover those expenses not covered by our service agreement. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross profit could be adversely affected.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance based on the aging of account balances, collection history, credit quality of the customer and current economic conditions that may affect a customer’s ability to pay.

We generally maintain a diverse customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required. Additionally, if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our financial results.

Income Taxes. We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized.

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carryforwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of net losses from inception through December 31, 2003, recovery of the deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of the deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities; however, we are not currently under audit by any taxing jurisdiction. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Deferred Compensation Expense. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense from options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest.

Given the lack of an active public market for our outstanding common and preferred stock prior to October 20, 2004, our board of directors had to establish an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of our stock as used in the determination of non-cash stock-based compensation was estimated by our board of directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock, recent financial and operating performance, the risk of future plans not being achieved, the likelihood and proximity of an initial public offering and the valuation of comparable companies that are publicly traded.

We amortize deferred stock-based compensation on the accelerated vesting method over the vesting periods of the stock options, which is generally four years. The accelerated vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

Financial Operations Overview

Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a small portion of our revenues from the sale of accessory products.

Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products, depreciation and amortization of deferred stock-based compensation.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force base and incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services, clinical training and amortization of deferred stock-based compensation.

Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and expenses associated with product development, expenses associated with preclinical and clinical studies, legal fees for the acquisition and protection of intellectual property and amortization of deferred stock-based compensation.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, legal fees, accounting fees, facilities expenses and amortization of deferred stock-based compensation.

Results of Operations

The following table sets forth our results of operations, expressed as percentages of revenues, for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.3	29.4	24.8	30.4

Gross Profit	74.7	70.6	75.2	69.6
Operating expenses:
Sales and marketing	41.0	53.2	43.0	57.3
Research and development	11.9	16.9	13.5	17.8
General and administrative	11.3	10.0	11.4	13.4

Total operating expenses	64.2	80.1	67.9	88.5
Income (loss) from operations	10.5	(9.5)	7.3	(18.9)
Interest and other income(expense), net	0.4	0.4	0.3	0.9

Income (loss) before taxes	10.9	(9.1)	7.6	(18.0)
Provision for income taxes	(1.1)	—	(0.7)	—

Net income( loss)	9.8%	(9.1)%	6.9%	(18.0)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

Net Revenues. Net revenues increased $4.1 million, from $6.0 million in the three months ended September 30, 2003 to $10.1 million in the three months ended September 30, 2004. The increase was due primarily to an increase in the number of disposable catheters and RF generators sold, primarily as a result of our direct sales and marketing efforts in the United States. Disposable catheters represented 69%, RF generators represented 27% and accessories represented 3% of net revenues in the third quarter of 2003. In comparison, disposable catheters represented 76%, RF generators represented 18% and accessories represented 6% of net revenues in the third quarter of 2004. International sales represented 2% of net revenues during each of the third quarters of 2003 and 2004. We expect that disposable catheters, RF generators and accessories will represent approximately 76%, 18% and 6% of net revenues, respectively, during the next twelve months. We expect that international sales will represent approximately 5% of net revenues during the next twelve months.

Gross Profit. Cost of revenues increased $806,000, from $1.8 million in the three months ended September 30, 2003 to $2.6 million in the three months ended September 30, 2004. The increase was attributable primarily to the increased number of disposable catheter and RF generator units sold, partially offset by lower direct material, labor and overhead costs per unit in the production of disposable catheters. The gross profit for the third quarter of 2003 was $4.2 million, or 71% of net revenues, compared to $7.6 million, or 75% of net revenues, for the same period in 2004. The improved gross profit margin percentage in 2004 primarily resulted from our allocation of manufacturing overhead over a greater number of units produced, as well as reduced direct costs of production. Deferred stock-based compensation expense related to cost of revenues increased $12,000 from $14,000 in the third quarter of 2003 to $26,000 in the third quarter of 2004. We expect our gross profit as a percent of revenue to remain relatively consistent in the near term.

Sales and Marketing Expenses. Sales and marketing expenses increased $969,000, from $3.2 million in the three months ended September 30, 2003 to $4.1 million in the three months ended September 30, 2004. The increase was primarily attributable to increases resulting from the addition of new employees to our direct sales organization of $620,000, marketing activities of $255,000 and other direct sales expenses. Deferred stock-based compensation expenses related to sales and marketing expenses increased $85,000 from $63,000 in the third quarter of 2003 to $148,000 in the third quarter of 2004. We expect to increase our direct sales organization, expand our international distribution network and engage in activities to support and promote increased product sales which we believe will result in continued increases in sales and marketing expenses.

Research and Development Expenses. Research and development expenses increased $181,000, from $1.0 million in the three months ended September 30, 2003 to $1.2 million in the three months ended September 30, 2004. The increase resulted primarily from additional product development efforts associated with the Closure system. Deferred stock-based compensation expenses related to research and development expenses decreased $1,000 from $23,000 in the third quarter of 2003 to $22,000 in the third quarter of 2004, primarily due to cancellations. We expect research and development expenses to continue to increase due to the development of new products and enhancements to current products. In addition, we expect to continue to engage in clinical studies related to our existing and new products, which will also cause research and development expenses to increase.

General and Administrative Expenses. General and administrative expenses increased $552,000, from $594,000 in the three months ended September 30, 2003 to $1.1 million in the three months ended September 30, 2004. This increase was primarily due to increased professional services fees of $267,000, increased personnel expenses, increased facilities-related expenses, increased information technology expenses and other expenses to support our operations. Deferred stock-based compensation expense related to general and administrative expenses increased $65,000 from $35,000 in the third quarter of 2003 to $100,000 in the third quarter of 2004. We expect general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, increased $20,000, from $26,000 in the three months ended September 30, 2003 to $46,000 in the three months ended September 30, 2004. The increase was primarily a result of higher interest rates earned from our interest-bearing accounts and higher average cash balances in the third quarter of 2004 compared to the same period in 2003.

Provision for Income Taxes. We incurred income tax expense of $111,000 in the three months ended September 30, 2004 as a result of having taxable income during this period. We did not incur any income tax expense during the corresponding period in 2003, because we did not have taxable income. We established a valuation allowance against the entire balance of the deferred tax assets resulting from our loss of $544,000 during the third quarter of 2003. We expect our effective tax rate to be 10% for the remainder of 2004.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2004

Net Revenues. Net revenues increased $12.6 million, from $14.4 million in the nine months ended September 30, 2003 to $27.0 million in the nine months ended September 30, 2004. The increase was primarily due to an increase in the number of disposable catheters and RF generators sold as a result of our increased direct selling and marketing efforts in the United States. Disposable catheters represented 71%, RF generators represented 25% and accessories represented 4% of net revenues in the first nine months of 2003, compared to 76% for disposable catheters, 20% for RF generators and 4% for accessories in the first nine months of 2004. International sales accounted for 4% of net revenues in the first nine months of each of 2003 and 2004.

Gross Profit. Cost of revenues increased $2.3 million, from $4.4 million in the nine months ended September 30, 2003 to $6.7 million in the nine months ended September 30, 2004. The increase was primarily due to the increased number of disposable catheters and RF generators sold, partially offset by lower direct material, labor and overhead costs per unit in the production of disposable catheters. Gross profit in the first nine months of 2003 was $10.0 million, or 70% of net revenues, compared to $20.3 million, or 75% of net revenues in the first nine months of 2004. The increases in gross profit margin percentage was primarily due to the allocation of manufacturing overhead over a greater number of units produced, as well as reduced direct costs of production per unit of our disposable catheters. Deferred stock-based compensation expenses related to cost of revenues increased $18,000 from $46,000 in the first nine months of 2003 to $64,000 in the first nine months of 2004.

Sales and Marketing Expenses. Sales and marketing expenses increased $3.4 million, from $8.2 million in the nine months ended September 30, 2003 to $11.6 million in the nine months ended September 30, 2004. The increase was primarily due to expenses associated with the addition of employees to our direct sales organization of approximately $1.7 million, increased marketing activities of $859,000, international sales expenses of $353,000 as well as increased travel and support expenses for our direct sales organization of $297,000. Deferred stock-based compensation expenses related to sales and marketing expenses increased $159,000 from $208,000 in the first nine months of 2003 to $367,000 in the first nine months of 2004.

Research and Development Expenses. Research and development expenses increased $1.1 million, from $2.6 million in the nine months ended September 30, 2003 to $3.6 million in the nine months ended September 30, 2004. The increase was primarily due to increased new product development efforts of $928,000 associated with the Closure system. Deferred stock-based compensation expenses related to research and development expenses increased $159,000 from $208,000 in the first nine months of 2003 to $367,000 in the first nine months of 2004.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, from $1.9 million in the nine months ended September 30, 2003 to $3.1 million in the nine months ended September 30, 2004. The increase was primarily due to increased professional service fees of $477,000, increased personnel expenses of $211,000, increased facilities-related expenses increased information technology expenses, increased state tax compliance and other administrative expenses. Deferred stock-based compensation expense related to general and administrative expenses increased $133,000 from $117,000 in the first nine months of 2003 to $250,000 in the first nine months of 2004.

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, decreased $34,000, from $133,000 in the nine months ended September 30, 2003 to $99,000 in the nine months ended September 30, 2004, primarily due to lower interest rates earned on our interest-bearing accounts and to lower average cash balances during the first nine months of 2004 compared to the first nine months of 2003.

Provision for Income Taxes. We incurred income tax expense of $206,000 in the nine months ended September 30, 2004 as a result of having taxable income during this period. We did not incur any income tax expense during the corresponding period in 2003, because we did not have taxable income. We established a valuation allowance against the entire balance of the deferred tax assets resulting from our loss of $2.6 million during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $15.3 million in working capital and our primary source of liquidity was $12.0 million in cash and cash equivalents, compared to $12.5 million and $11.3 million, respectively as of December 31, 2003.

We currently invest our cash and cash equivalents in a large money market fund consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Prior to the completion of our initial public offering in October 2004, we financed our operations primarily through private sales of $53.2 million of convertible preferred stock and common stock, net of stock issuance costs, a $5.0 million bridge loan and a term debt issuance of $2.0 million. We repaid the bridge loan and the term loan in full in August 2001. On October 20, 2004, we completed our initial public offering of our common stock. We sold 4,000,000 shares of common stock in the offering and selling stockholders sold 1,375,995 shares of common stock. All of our preferred stock outstanding immediately prior to the offering automatically converted into common stock in connection with the offering. The offering was priced at $15.00 per share and net proceeds to us are estimated to be approximately $53.8 million, after deducting underwriting discounts and commissions and the estimated expenses of the offering.

Net cash used in operating activities was $1.2 million in the nine months ended September 30, 2003, compared to net cash provided by operating activities of $634,000 for the same period in 2004. Cash used in operating activities in the nine months ended September 30, 2003 was attributable primarily to a net loss of $2.6 million, adjustments for non-cash depreciation and amortization charges of $260,000, amortization of deferred stock compensation of $445,000, increased accounts receivable of $1.0 million associated with higher revenues, decreased inventory of $695,000 in anticipation of the introduction of a new model of disposable catheter product, offset by increased accounts payable and accrued liability balances of $1.1 million. Cash provided by operating activities in the nine months ended September 30, 2004 was attributable primarily to net income of $1.9 million, adjustments for non-cash depreciation and amortization charges of $305,000, amortization of deferred stock compensation of $741,000, increases in accounts receivable of $1.7 million associated with higher revenues and increased in inventories of $855,000 to support anticipated growth in product shipments, offset by increased accounts payable and accrued liability balances of $1.2 million associated with our initial public offering.

Net cash used in investing activities was $118,000 in the nine months ended September 30, 2003 compared to $421,000 for the same period in 2004. For each of these periods, cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.

Net cash provided by financing activities was $11,000 in the nine months ended September 30, 2003 compared to $76,000 for the same period in 2004. These amounts primarily reflect proceeds received upon the exercise of stock options.

We expect that marketing, research and development and general and administrative expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company. We also expect to incur additional costs and expenses to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations, our existing cash balance and the proceeds from our initial public offering. However, our future capital requirements depend on numerous forward-looking factors. These factors include and are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; and the number and timing of acquisitions and other strategic transactions.

We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds for marketing activities, to, complete clinical studies, to develop new products and to acquire new products and technologies. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2007. At September 30, 2004, future minimum lease payments are as follows (in thousands):

Lease payments
2004	$187
2005	$771
2006	$795
2007	$388
2008	$1

Total	$2,142

At September 30, 2004, we had approximately $1.0 million in non-cancelable purchase commitments with suppliers.

Off-Balance Sheet Liabilities

We did not have any off-balance sheet liabilities as of September 30, 2004.

Certain Factors and Trends Affecting VNUS and its Business

     Investors are cautioned that certain statements contained in or incorporated by reference into this quarterly report, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21 of the Securities Exchange Act of 1934. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, reimbursement rates, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as require by law.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this quarterly report.

We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system fails to achieve substantial market acceptance we may not generate sufficient revenues to continue our operations.

Currently, our primary product offering is our Closure system, which is comprised of two components, our radio-frequency, or RF, generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively new treatment procedure for venous reflux disease. We cannot assure you that our Closure procedure will compete effectively against vein stripping and ligation surgery. We may have difficulty gaining widespread acceptance of our Closure system among physicians for a number of reasons including:

•	lack of experience with our Closure procedure;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the results of any adverse long-term clinical studies relating to the effectiveness of our Closure system;

•	the cost of our RF generator;

•	the availability of alternative treatments or procedures that may be, or be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for the Closure system is reduced or discontinued.

If physicians do not adopt our Closure system, we will not achieve greater, or maintain our current, revenues or remain profitable.

Our success also depends on whether physicians view our Closure system as effective and economically beneficial. We believe that physicians will not adopt our Closure system unless they determine, based on experience and other factors, that our Closure system is an attractive alternative to other available treatment methods, including vein stripping and endovenous laser ablation, or EVL. We also believe that recommendations and support of our Closure system by influential physicians and other healthcare providers are important for market acceptance and adoption.

In addition, we recommend that a physician performing the Closure procedure use noninvasive ultrasound imaging to position the catheter in the vein to be treated. The purchase of ultrasound imaging equipment can cost $25,000 or more. Not all physicians who may be otherwise qualified to perform the Closure procedure have access to this equipment. Accordingly, physicians who do not have access to ultrasound imaging equipment may not find it sufficiently cost effective to begin performing the Closure procedure.

Inadequate levels of reimbursement for the Closure procedure from governmental or other third-party payors could affect the adoption or use of our Closure system and may cause our revenues to decline.

Widespread adoption or use of our Closure system by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. To date, our Closure procedure typically has been reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as a guideline in setting their reimbursement policies. Actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure or not at all. Some private party payors, including PacifiCare, have deemed the Closure procedure experimental and will not provide reimbursement until additional long-term data is available or published. Even to the extent our Closure procedure is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.

We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In November 2004, the codes to be used for 2005 by third-party payors and Medicare to identify and reimburse for our Closure procedure and the disposable catheters and other supplies used in the procedure were published by the American Medical Association, or AMA and CMS. Due to a wide range of physician payment levels in 2004 for performing the Closure procedure in a hospital setting, the 2005 payment rates as established by CMS will be less for some physicians performing the Closure procedure in a hospital setting than in 2004. As a result, some physicians who currently perform the Closure procedure in a hospital may choose to perform the procedure in an office setting, which may delay catheter purchases, or they may reduce the number of procedures they perform, in which case our business may be harmed. Additionally, the establishment of new procedure codes by the AMA and reimbursement payment rates by CMS does not guarantee the coverage of those codes or procedures by private healthcare insurers. Private healthcare insurers may establish payment rates that are different from Medicare.

If doctors do not treat multiple veins during a procedure, or perform varicose vein removal adjunctively with the Closure procedure, some hospitals may view the 2005 reimbursement rate as inadequate to support the purchase of our disposable catheter. Furthermore, for some governmental payors, such as the Medicaid program, reimbursement differs from state to state, and some state Medicaid programs may not reimburse for our procedure in an adequate amount, if at all. Any lack of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our Closure system could harm our business and reduce our revenues.

Our international success is dependent upon the availability of reimbursement within prevailing foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Closure system, and these efforts are expected to continue. To the extent our Closure system has historically received reimbursement under a foreign healthcare payment system; such reimbursement has typically been significantly less than the reimbursement provided in the United States. If adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Closure system outside of the United States may decrease and we may fail to achieve or maintain significant non-U.S. sales.

We may experience significant fluctuations in our quarterly results and we may not maintain our recent profitability.

We have incurred net losses each year since our inception, including losses of $8.5 million in 2001, $6.0 million in 2002 and $2.6 million in 2003. As of September 30, 2004, we had an accumulated deficit of approximately $42.2 million. For the nine-month period ended September 30, 2004, we had net income of $1.9 million. However, we cannot assure you that we will sustain profitability or that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

•	delays or interruptions in manufacturing and shipping of our products;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	physician and patient acceptance of our products and procedures;

•	seasonal demand;

•	pricing of our products;

•	timing of new product introductions;

•	timing of orders received;

•	our ability to train physicians in performing the Closure procedure; and

•	the effect of competing technological and market developments.

These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we expand our sales and marketing, manufacturing and product development activities and administrative staff. If sales do not continue to grow, we may not be able to maintain profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to do so, the market price for our common stock will likely decline.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

In October 2004, we transitioned the manufacture of our RF generators to Byers Peak, Inc. from Stellartech Research Corporation. Byers Peak, Inc. is, and we expect for the foreseeable future will be, a sole-source supplier of our RF generators. We and our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our disposable catheter components or RF generators;

•	switching components may require product redesign and submission to the FDA of a pre-market supplement or possibly a separate pre-market approval, either of which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures.

To mitigate the risk of supply interruptions from a sole-source supplier, we may determine to maintain excess inventory of the products or components they supply. Managing our inventory levels is important to our cash position and results of operations. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenues. An inability to forecast future revenues or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

Competition from existing and new products and procedures may decrease our market share and cause our revenues to decline.

The medical device industry, including the market for venous reflux disease treatments, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. For example, in 2002 the first EVL product was cleared for marketing in the United States.

Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. These or other competitors may succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than VNUS or may enjoy competitive advantages, including:

•	established distribution networks;

•	established relationships with physicians;

•	products and procedures that are less expensive and take less time to perform;

•	greater experience in launching, marketing, distributing and selling products;

•	established relationships with healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing and patent litigation.

Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than the Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, if competitive products, procedures or clinical solutions receive more favorable reimbursement rates from governmental or third-party payors, we may need to lower the sales price of our catheters or RF generators in order to be competitive.

We lack published long-term data comparing the safety and efficacy of our Closure procedure with vein stripping and EVL. If future data proves to be inconsistent with our clinical results, our revenues may decline.

Currently, there is no published data available comparing the long-term safety and efficacy of the Closure procedure to alternative treatments. Additional long-term patient follow-up studies may indicate that the Closure procedure is not as safe and effective as vein stripping or EVL. Currently available data from a comparative study of the Closure procedure versus vein stripping is limited to the two-year period following treatment. Data from an independent study comparing clinical outcomes between the Closure procedure and EVL has not been published. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our Closure system until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Closure system effectively treats venous reflux disease.

Any failure in our efforts to train physicians could reduce the market acceptance of our Closure system and reduce our revenues.

There is a learning process involved for physicians to become proficient in the use of our Closure system. It is critical to the success of our sales efforts to adequately train a sufficient number of physicians and to provide them with adequate instruction in the use of our Closure system. Following completion of training, we rely on the trained physicians to advocate the benefits of our products in the broader marketplace. Convincing physicians to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If physicians are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our Closure system.

If we become subject to product liability claims, we may be required to spend significant time and money in litigation or otherwise pay significant damages that may exceed our insurance coverage.

The manufacture and sale of our products may expose us to product liability claims and product recalls, including those that may arise from the misuse or malfunction of, or design flaws in, our products, or use of our products with components not manufactured by us. Our Closure procedure may result in a variety of complications, some of which are potentially serious. The most serious potential complications include a pulmonary embolism, which is a blood clot that travels to the lungs and may cause shortness of breath or even death, blood clots in deep veins, skin burns and nerve inflammation. Successful results using our Closure system are dependent upon physician technique. Although we inform physicians of the risks associated with failing to follow the proper technique when performing the Closure procedure, we cannot assure you that these efforts will prevent complications. For example, in September 2004, an article published in the Journal of Vascular Surgery reported the preliminary experience of a group of physicians that found a 16% incidence of blood clots extending into deep veins in the first 73 legs they treated with the Closure procedure.

We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product liability insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of our management’s attention from our business. Any of these events could negatively affect our earnings and financial condition.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Foreign countries generally do not allow patents to cover methods for performing surgical procedures. If our intellectual property does not provide significant protection against competition, our competitors could compete more directly with us, which could result in a decrease in our market share. All of these factors may harm our competitive position.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our system or the methods we employ in the use of our system are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued and pending patents relating to the use of RF energy in catheter-based procedures in the medical technology field. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our Closure system may infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for the treatment of venous reflux disease grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

Any litigation or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prevented from selling our Closure system unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our Closure system to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the Food and Drug Administration and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer. In addition, our patents are vulnerable to various invalidity attacks, such as those based upon earlier patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at universities or other medical device companies. Although there are no claims currently pending against us, we may be subject to future claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research or sales personnel or their work product could hamper or prevent our ability to improve our products or sell our existing products, which would harm our business.

If we are unable to manufacture an adequate supply of our products, we could lose customers and revenues and our growth could be limited.

In order for us to maintain and expand our business successfully within the United States and internationally, we must manufacture commercial quantities of components that comprise our Closure system in compliance with regulatory requirements at an acceptable cost and on a timely basis. Our anticipated growth may strain our ability to manufacture an increasingly large supply of our products. Manufacturing facilities often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we cannot scale our manufacturing operations appropriately, maintain control over expenses or otherwise adapt to anticipated growth, or if we have underestimated our future growth, we may not have the capability to satisfy market demand, which would harm our business.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

Although we believe our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the Food and Drug Administration and other applicable regulations, if the Food and Drug Administration determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

We depend on our officers and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.

We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer is planning to leave or retire.

In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intensely competitive. We rely on direct sales employees to sell our Closure system in the United States. We plan to expand our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and sales activities.

If we fail to comply with the extensive government regulations relating to our business, we may be subject to fines, injunctions and penalties.

Our products are classified as medical devices. Medical devices are subject to extensive regulation in the United States by the Food and Drug Administration and numerous other federal, state and foreign governmental authorities. Food and Drug Administration regulations specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing;

•	clinical trials in humans;

•	electronic product safety;

•	labeling;

•	storage;

•	marketing;

•	pre-market clearance or approval;

•	record keeping procedures;

•	advertising and promotion;

•	post-market surveillance and reporting of deaths, serious injuries or malfunctions; and

•	export.

Our manufacturing processes are required to comply with the Food and Drug Administration’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The Food and Drug Administration enforces its Quality System Regulations through periodic unannounced inspections and if our manufacturing facility fails a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products.

Compliance with these regulations can be complex, expensive and time-consuming. While we believe we and our third-party manufacturers and suppliers have complied with these regulations in the past, and continue to do so on an ongoing basis, our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, orders for repair, replacement or refund, customer notifications, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities or those of our suppliers are possible. If we are required to shut down our manufacturing operations or recall any of our products, we may not be able to provide our customers with the quantity of products they require, and we could lose customers and suffer reduced revenue. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

We are also subject to medical device reporting regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of September 30, 2004, we have submitted 41 medical device reports. In 36 cases, a thrombus, or blood clot, was noticed at varying lengths of time after the Closure procedure was performed. In four cases, the patient developed a pulmonary embolism. In each of these cases the patient was successfully treated with appropriate drug therapies and the symptoms were no longer evident. We believe that none of these incidents were caused by design faults in the product. Our failure to comply with applicable regulatory requirements could result in enforcement action by the Food and Drug Administration, which may include any of the above sanctions. In addition, the identification of serious safety risks could result in product recall or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.

Our third party component manufacturers may also be subject to the same sanctions and, as a result, may be unable to supply components for our products. Any failure to retain governmental clearances or approvals that we currently hold or to obtain additional similar clearances or approvals could prevent us from successfully marketing our products and technology and could harm our operating results. Furthermore, changes in the applicable governmental regulations could prevent further commercialization of our products and technologies and could harm our business.

We spend considerable time and money complying with federal, state and foreign regulations and, if we are unable to fully comply with such regulations, we could face substantial penalties.

We are directly or indirectly through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•	The Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	state food and drug laws;

•	the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items; and

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.

If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Product sales or introductions may be delayed or canceled as a result of the Food and Drug Administration regulatory process, which could cause our sales or profitability to decline.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the Food and Drug Administration and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to Food and Drug Administration regulations, unless exempt, the Food and Drug Administration permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application. The Food and Drug Administration will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the Food and Drug Administration will not require a new product or product enhancement go through the lengthy and expensive pre-market approval application process.

Delays in obtaining regulatory clearances and approvals may:

•	delay or eliminate commercialization of products we develop;

•	require us to perform costly procedures;

•	diminish any competitive advantages that we may attain; and

•	reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the Food and Drug Administration to market the Closure system, we cannot assure you that the clearance of our Closure system will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Modifications to our Closure system may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearance or approvals are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a pre-market approval application. The Food and Drug Administration requires every manufacturer to make this determination in the first instance, but the Food and Drug Administration may review any manufacturer’s decision. We have made modifications to elements of our Closure system for which we have not sought additional 510(k) clearance. The Food and Drug Administration may not agree with our decisions regarding whether new clearances or approvals are required. If the Food and Drug Administration disagrees with us, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the Food and Drug Administration determines, for any reason, that our products are not safe or effective. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

We sell the Closure system internationally and are subject to various risks relating to such international activities which could harm our international sales and profitability.

During the year ended December 31, 2003 and the nine months ended September 30, 2004, 4% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

Our business may be harmed by a natural disaster, terrorist attacks or other unanticipated problems.

Our manufacturing and office facilities are located in a single building in San Jose, California. Despite precautions taken by us, a natural disaster such as fire or earthquake, a terrorist attack or other unanticipated problems at this building could interrupt our ability to manufacture our products or operate our business. These disasters or problems may also destroy our product inventories. While we carry insurance for certain natural disasters and business interruption, any prolonged or repeated disruption or inability to manufacture our products or operate our business could result in losses that exceed the amount of coverage provided by this insurance, and in such event could harm our business.

Our future capital needs are uncertain; we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that the net proceeds from our initial public offering, completed in October 2004, together with our current cash, cash equivalents and short-term investments, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearance of our products and products in development;

•	the effects of competing technological and market developments; and

•	the number and timing of acquisitions and other strategic transactions.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

Our stock price may be volatile which may cause the value of our stock to decline or subject us to a securities class action litigation.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies;

•	actions by institutional or other large stockholders;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

In addition, the stock market in general, and The NASDAQ National Market and the market for medical devices in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and greater than 10% stockholders directly or indirectly beneficially own or control greater than a majority of our outstanding shares of common stock. These executive officers, directors and significant stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. Some of these persons or entities may have interests different than our other stockholders. For example, these stockholders may delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, and these persons or entities may pursue strategies that are different from the wishes of other investors.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	our board of directors is classified so that not all members of our board of directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•	stockholder action by written consent is prohibited;

•	special meetings of our stockholders are permitted to be called only by a majority of our board of directors, the chairman of our board of directors or our president;

•	stockholders are not permitted to cumulate their votes for the election of directors;

•	newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors are to be filled only by majority vote of the remaining directors, even though less than a quorum is then in office;

•	our board of directors is expressly authorized to modify, alter or repeal our bylaws; and

•	stockholders are permitted to amend our bylaws only upon receiving at least 75% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of November 15, 2004, we had 14,347,566 shares of common stock outstanding. Of this number, all of the 5,375,995 shares offered in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933. Of the remaining shares outstanding, 8,971,571 shares may be sold pursuant to Rule 144, 144(k) and 701 upon the expiration of lock-up agreements that expire on or about April 20, 2005.

Additionally, existing stockholders holding an aggregate of approximately 7,800,000 shares of common stock, including shares of common stock underlying warrants, have the right, subject to some conditions, to require us to file a registration statement with the Securities and Exchange Commission or include their shares in registration statements that we may file for ourselves or other stockholders. If we register their shares of common stock following the expiration of the lock-up agreements, they can freely sell those shares in the public market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 1% of total sales have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.

Our exposure to interest rate risk at September 30, 2004 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, in high-quality corporate issuers, via a large money market fund. This fund maintains an average investment maturity of 90 days or less. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On September 20, 2004, our board of directors approved a two for three reverse stock split of our common shares. The reverse stock split was effected on October 14, 2004. All common stock data presented herein have been restated to retroactively reflect this stock split.

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the Securities and Exchange Commission on October 19, 2004. On October 20, 2004, 4,000,000 shares of common stock were sold on our behalf, together with an additional 1,375,995 shares sold on behalf of certain of our stockholders, at an initial public offering price of $15.00 per share, for an aggregate offering price of $80.1 million. The lead underwriters in the offering were Banc of America Securities LLC and Piper Jaffray & Co. Following the sale of the 5,375,995 shares, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $4.2 million in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $2.9 million in connection with the shares sold on their behalf. In addition, we estimate that we incurred additional expenses of approximately $2.0 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $6.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $53.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The selling stockholders received proceeds, before expenses, of approximately $19.2 million. We did not receive any of the proceeds received by the selling stockholders.

We expect to use the net proceeds from our initial public offering to fund our operations, including sales and marketing activities, clinical research and development and for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds from our initial public offering to acquire products, technologies or businesses that are complementary to our own.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 14, 2004, stockholders holding 7,033,201 shares of our common stock (on a post reverse stock-split basis) acted by written consent to:

•	approve an amendment to our certificate of incorporation effecting a two for three reverse split of our common stock;

•	approve an amendment and restatement of our certificate of incorporation and bylaws, each to become effective immediately following the completion of our initial public offering; and

•	to approve an amendment to our 2000 Equity Incentive Plan to (i) increase the number of authorized shares of common stock issuable under the plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, increase the number of shares reserved for issuance under the plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of our common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the plan, provided that the maximum number of shares of our common stock that may be issued upon the exercise of incentive stock options during the term of the plan may not exceed 6,378,666.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.

Date: December 3, 2004	/s/ Timothy A. Marcotte

Timothy A. Marcotte
Chief Financial Officer
(Principal Financial and Accounting Officer and
Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350