Form 10-K
period 2004-12-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2005-03-31
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50988
VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2200 Zanker Road, Suite F San Jose, California (Address of principal executive offices)	95131 (Zip Code)
Registrant’s telephone number, including area code:
(408) 473-1100
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None
Securities registered pursuant to Section 12(g) of the
Securities Exchange Act of 1934:
Common Stock, $0.001 par value per share

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $2.7 million on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.
      As of March 15, 2005, there were 14,424,373 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this report incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

VNUS MEDICAL TECHNOLOGIES, INC.

PART I
FORWARD LOOKING STATEMENTS
      Certain statements contained in or incorporated by reference into this report are forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934. Forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. In addition, any statements concerning future financial performance, reimbursement rates, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 7 below. Our actual results could differ materially from those discussed here. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1:	Business
Overview
      We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Venous reflux disease, a progressive condition caused by incompetent vein valves, is characterized by the poor return of blood from the legs to the heart. The disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radio-frequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 80,000 patients have been treated using our Closure system since 1999, with approximately 40,000 of these patients treated in 2004.
      Published population studies indicate that approximately 25 million people in the United States and 40 million people in Western Europe suffer from symptomatic venous reflux disease and experience painful symptoms. Due to the pain and discomfort of the condition, venous reflux disease can be disabling and have a significant impact on quality of life by disrupting physical, social and professional activities. We believe that the large prevalence of venous reflux disease and the limitations of other available treatments have created a significant opportunity for our Closure system.
      Treatment for symptomatic venous reflux disease often begins with conservative therapy such as compression stockings or leg elevation to temporarily relieve symptoms. Patients may also receive treatments for the cosmetic signs of venous reflux disease such as visible varicose veins. None of these treatments, however, address the underlying cause of the disease. They may alleviate, but do not eliminate, symptoms such as leg pain or swelling, and the cosmetic signs of the disease frequently recur. For patients with more advanced stages of the disease who seek long-term relief from symptoms, treatment often involves removing a patient’s diseased saphenous vein from the circulatory system. Historically, open surgery, such as vein stripping and ligation, has been the standard of care, but it is traumatic and can result in significant post-operative pain and extended recuperation. We believe that physicians and patients are seeking minimally invasive alternatives to surgery that effectively treat venous reflux and painful varicose veins.
      We believe our Closure system represents a significant advance over vein stripping and also provides significant advantages over minimally invasive treatments that use laser energy to treat the vein in a procedure referred to as endovenous laser ablation, or EVL. Our Closure procedure effectively treats venous reflux disease and painful varicose veins, is minimally invasive, can be used in an outpatient or physician office setting, and allows patients to quickly resume normal activities. Moreover, our Closure procedure is supported by a significant amount of clinical data. We sponsored a randomized trial that compared the Closure procedure to vein stripping, and found the Closure procedure to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery.
      As of March 15, 2004, the Closure procedure is accepted by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States. We sell the Closure system in the United States through our 46 person direct sales organization and market the closure system in selected international markets, primarily through distributors.

Corporate Background
      Our principal offices are located at 2200 Zanker Road, Suite F, San Jose, California 95131 and our telephone number is (408) 473-1100. We were incorporated in Delaware in January 1995. Our World Wide Web address is http://www.vnus.com
      The terms VNUS® and Closure® as well as our logo are our registered trademarks.
Venous Reflux Disease
      Healthy leg veins contain valves that allow blood to move in one direction from the lower limbs towards the heart. These valves open when blood is flowing toward the heart, and close to prevent venous reflux, or the backward flow of blood. When veins weaken and become enlarged, their valves cannot close properly, leading to venous reflux and impaired drainage of venous blood from the legs. This causes blood to pool in the leg veins and venous blood pressure to increase. The pooling and increase in venous pressure leads to pain, swelling and varicose veins.
      Venous reflux is most common in the superficial veins. The largest superficial vein is the great saphenous vein, which runs from the top of the foot to the groin, where it attaches to a deep vein. A primary goal of treating symptomatic venous reflux is to eliminate the reflux at its source, usually the great saphenous vein. If a diseased vein is either closed or removed, blood automatically reroutes into other veins without any known negative consequences to the patient.
      Venous reflux can be classified as either asymptomatic or symptomatic, depending on the degree of severity. Asymptomatic venous reflux generally involves spider veins or painless varicose veins for which treatment is not a medical necessity. However, these patients often still seek treatment to address the cosmetic conditions. Venous reflux disease in patients with cosmetic signs can progress to more advanced stages and become symptomatic.
      Symptomatic venous reflux disease is a more advanced stage of the disease and can have a profound impact on the patient’s quality of life. Persons with symptomatic venous reflux disease are more likely to seek treatment due to a combination of symptoms and signs. The symptoms and signs of venous reflux disease may include:

•	leg pain and swelling;

•	leg heaviness and fatigue;

•	painful varicose veins;

•	skin changes such as discoloration or inflammation; and

•	open skin ulcers.
      Based on the large prevalence of the disease and its potentially debilitating outcomes, the economic impact of venous reflux is significant. A study we commissioned estimated that approximately two million work days are lost annually in the United States as a result of symptomatic venous reflux.
      Factors that contribute to venous reflux disease include female gender, heredity, obesity, lack of physical activity, multiple pregnancies, age, past history of blood clots in the legs and professions that involve long periods of standing. According to population studies, the prevalence rate of visible tortuous varicose veins, a common indicator of venous reflux disease, is up to 15% for adult men and up to 25% for adult women. Our clinical registry of over 1,000 patients shows that the average age of patients treated with the Closure procedure is 48 and that over 75% of the patients are women.
Venous Reflux Market
      Based on published population studies, approximately 25 million people in the United States have symptomatic venous reflux disease. A separate study we commissioned found that of the symptomatic patients, approximately 1.2 million currently seek treatment each year in the United States, of which we estimate over 800,000 have reflux in the great saphenous vein. We estimate that, of these 800,000 patients, approximately:

•	620,000 patients receive compression stockings or varicose vein procedures that do not address the primary underlying cause of venous reflux;

•	100,000 patients undergo vein stripping surgery; and

•	80,000 patients receive minimally invasive treatment with endovenous ablation, including our Closure procedure.
      In Western Europe, the prevalence rate of venous reflux disease is comparable to the United States, resulting in approximately 1.6 times the number of people in the United States, or 40 million people, suffering from symptomatic venous reflux disease. However, we estimate the incidence of vein stripping procedures is approximately seven times the incidence in the United States, with approximately 700,000 patients treated annually.
Current Treatment Alternatives
      Patients suffering from venous reflux disease can receive various treatments for relief from the condition. Treatments of varicose veins and spider veins can reduce the cosmetic signs of the diseases, but only provide temporary relief. To provide long-term elimination of symptoms as well as the signs of venous reflux, including varicose veins, refluxing veins are surgically removed or closed. The primary goal in treating symptomatic venous reflux is to eliminate the reflux at its source, most commonly the great saphenous vein. Three treatments use this approach: conventional vein stripping, endovenous laser ablation and our Closure procedure.
      Conventional Vein Stripping and Ligation Surgery. Vein stripping and ligation surgery has historically been the standard treatment for addressing reflux in the great saphenous vein. This procedure typically involves general anesthesia in a hospital outpatient setting and begins with groin surgery to expose and ligate, or tie off, the diseased great saphenous vein and surrounding tributary veins. Next, a stripping tool is inserted at the groin, threaded through the great saphenous vein along the length of the thigh and out through the skin just below the knee. The top of the great saphenous vein is then tied to the stripping tool, which is pulled from below the knee to remove the vein from the body. Branch veins connected to the great saphenous vein are broken as it is removed from the thigh. In conjunction with vein stripping, patients often undergo phlebectomy to remove individual visible varicose veins on the leg.
      A commonly cited study of vein stripping and ligation surgery published in 1999 in the Journal of Vascular Surgery reported elimination of reflux in 71% of 51 limbs studied five years after treatment. Two year results from this study published in 1996 in the European Journal of Vascular and Endovascular Surgery reported elimination of reflux in 87% of 53 limbs studied after vein stripping surgery. Although vein stripping effectively treats saphenous vein reflux, the surgery can be traumatic. Recuperation may require days to weeks before patients resume normal activities or return to work. Other primary drawbacks of vein stripping include that it:

•	is an invasive procedure requiring groin surgery;

•	routinely involves post-operative pain, discomfort and tenderness, which limits patients’ physical activities during recovery;

•	often results in significant bruising of the thigh and temporary discoloration of the skin;

•	is typically performed using general anesthesia, exposing the patient to additional risk; and

•	may cause nerve injury.
      Despite these drawbacks, we estimate there are approximately one million vein stripping surgeries performed worldwide each year, with approximately 100,000 performed in the United States and 700,000 in Western Europe. As a result, we believe there is a large opportunity for a minimally invasive venous reflux treatment that avoids or minimizes the drawbacks of vein stripping.
      Endovenous Laser Ablation. EVL is a minimally invasive procedure that utilizes an optical fiber to deliver laser energy and heat the blood inside the saphenous vein. The laser delivers energy that boils the blood, producing steam that damages the vein and creates a blood clot. The optical fiber is withdrawn while laser energy is delivered, inducing a blood clot to occlude the length of the treated vein.
      A September 2003 article in the Journal of Vascular Surgery reported that 67% of EVL patients had pain for a median of one week (with a range of 0.2 to 8 weeks) and 51% used prescription pain medication. Another study of EVL published in an article in April 2002 in the Journal of Vascular Surgery describes laser-induced vein perforation, with bruising in patients lasting approximately two weeks. Other complications of EVL reported in medical journals include skin burn and deep vein thrombosis, or DVT. EVL efficacy is depicted as achieving vein occlusion rates of 76% at an average of seven-month follow-up in one study, and in other single center reports, 90% to 97% at one-year follow-up, and 93% at two-year follow up.
      We believe the drawbacks of the current EVL procedure and technology are significant in that they do not provide feedback during treatment to guide laser energy delivery or optical fiber withdrawal speed to reflect variability in vein size and blood volume. Without guidance from feedback, EVL can result in undesirable treatment outcomes such as perforation of the vein wall or a large blood clot along the treated vein. This creates the potential for:

•	significant pain, tenderness, bruising and skin discoloration during the post-operative period; and

•	veins to reopen from naturally occurring clot dissolving agents.
      EVL is less invasive than vein stripping and according to published reports, can effectively treat venous reflux disease and is approximately 10 minutes faster to perform than the Closure procedure, which takes 40 to 60 minutes for experienced users. However, due to the drawbacks of EVL, we believe significant opportunity exists for a minimally invasive procedure that has substantial clinical evidence establishing equivalence or superiority to vein stripping, provides physicians more control over the therapy and results in less pain and discomfort for patients.
The VNUS Closure Procedure
      Using our Closure system, physicians close diseased, large superficial veins such as the great saphenous vein. This is accomplished by inserting our proprietary catheter into a vein to directly heat the vein wall with temperature-controlled RF energy. Heating the vein wall causes collagen in the wall to shrink and the vein to close. The blood then naturally reroutes to healthy veins. Our Closure procedure can be performed on an outpatient basis using local anesthesia in which the physician numbs the leg before treatment. Currently, it is predominantly performed in a hospital setting, though it may also be performed in a physician’s office. We expect that the trend in 2005 will be for Closure procedures to be more commonly performed in a physician’s office or surgicenter. The procedure consists of four principal steps:

•	Map the Saphenous Vein. A typical procedure begins with noninvasive ultrasound imaging of the diseased vein to trace its location. This step allows the physician to determine the site where the Closure catheter will be inserted and to mark the desired position of the catheter tip to begin treatment.

•	Insert the Closure Catheter. After the physician accesses the saphenous vein, the Closure catheter is inserted into the vein and advanced to the uppermost segment of the vein. The physician then typically injects a volume of dilute anesthetic fluid into the area surrounding the vein. The anesthetic numbs the leg, helps squeeze blood out of the vein and provides a fluid layer outside the vein to protect surrounding tissue from heat once the catheter starts delivering RF energy. Saline is then slowly infused into the vein from the tip of the catheter to further create a near-bloodless field inside the vein, allowing the catheter to preferentially heat the vein wall, rather than the blood.

•	Deliver RF Energy and Withdraw Catheter. Noninvasive ultrasound is used to confirm the catheter tip position and the physician then activates the RF generator, causing the electrodes at the tip of the catheter to heat the vein wall to a target temperature of typically 85 to 90 degrees Centigrade, or 185 to 195 degrees Fahrenheit. As the vein wall is heated, the vein shrinks and the catheter is gradually withdrawn. During catheter pullback, which typically occurs over 9 to 18 minutes, the RF generator regularly adjusts the power level to maintain target temperature to effectively shrink collagen in the vein wall and close the vein over an extended length.

•	Confirm Closing of Vein. After treatment, ultrasound imaging is used to confirm closing of the vein. If a portion of the vein is not closed, the catheter can be reinserted and energy reapplied. After the procedure, the narrowed vein gradually becomes fibrous, sealing the interior of the vein walls and naturally redirecting blood flow to healthy veins. Experienced physicians often complete the procedure in 40 to 60 minutes.

      Physicians generally instruct their patients to walk regularly for several days after the Closure procedure and return within 72 hours for an ultrasound examination. Many physicians, at their discretion, prescribe compression stockings to be worn for several days or weeks after the procedure. Compression stockings are prescribed as a routine item for vein procedures with the goal of enhancing patient comfort in the initial days after treatment.
      We believe the Closure procedure provides the following benefits for patients and physicians:

•	Minimally Invasive Outpatient Procedure. Our Closure catheters are inserted into the vein via a needle puncture in the lower leg, eliminating the need for groin surgery and general anesthesia. The Closure procedure can be performed using local anesthesia in a physician’s office, as well as in an outpatient hospital setting or surgicenter.

•	Less Post-Operative Pain. The Closure procedure does not involve pulling the diseased vein from the thigh as with vein stripping surgery, or boiling blood to occlude a vein as with EVL. We believe this results in significantly less post-operative pain, faster healing and allows the early resumption of normal activities. Independent comparative studies have shown that patients receiving the Closure procedure return to work and normal activity significantly faster than those receiving vein stripping. In a comparative trial of the Closure procedure versus EVL, patients treated using the Closure system in one leg and EVL in the other leg exhibited less pain and bruising in the leg treated with the Closure system.

•	Excellent Clinical Outcomes. In a randomized comparative trial of the Closure procedure and vein stripping, the Closure procedure was found to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. A comparative trial versus EVL showed the Closure procedure exhibited greater efficacy and less post-operative bruising and pain.

•	Long-Lasting Results. Our multi-center registry data shows venous reflux was eliminated in 87% of 119 limbs evaluated at four years and 84% of 117 limbs evaluated at five years.

•	Safe and Controlled Procedure. Our Closure system includes a number of safety features designed to ensure precise delivery of RF energy. Our system continuously monitors the temperature of the vein wall and adjusts energy delivery throughout the procedure to provide a high level of effectiveness and a low incidence of adverse events during recovery.

•	Cosmetically Appealing. We believe that our Closure system results in less bruising, pain and skin discoloration than vein stripping or EVL. Additionally, because the Closure procedure is catheter-based, it results in little or no scarring compared to vein stripping.

      We believe the primary disadvantages of the Closure procedure versus treatment using EVL are that the Closure catheter is more expensive than the EVL optical fiber and, according to suppliers of EVL products, the EVL procedure is approximately 10 minutes shorter than the Closure procedure.
Clinical Results
      We have established a significant body of clinical data demonstrating the effectiveness and advantages of the Closure procedure.
      A randomized comparative trial of the Closure procedure versus vein stripping demonstrated that the Closure procedure resulted in:

•	equivalent elimination of venous reflux at two-year follow-up;

•	faster recuperation and less post-operative pain; and

•	fewer complications and adverse findings.
      Based on our clinical registry data and independent single-center reports, the Closure procedure has been demonstrated to provide:

•	long-term elimination of venous reflux; and

•	persistent relief of leg pain and other symptoms through five years.
      A randomized comparative trial of the Closure procedure versus EVL found that the Closure procedure:

•	provided better efficacy; and

•	resulted in less post-operative pain and bruising.
      The two largest independent single-center studies of the Closure procedure reported 97% vein occlusion in 170 patients, as reported in a peer-reviewed article in 2002 in the Japanese Journal of Phlebology, and 99% vein occlusion in 217 limbs, as indicated in a non-peer reviewed report presented at the European Society of Vascular Surgery in September 2003, in each case at one year after treatment with the Closure system. In September 2004, an article published in the Journal of Vascular Surgery by a group of physicians at Maimonides Medical Center in Brooklyn, New York, reported a 16% incidence of blood clots extending into deep veins in the first 73 legs treated by the group with the Closure procedure. Complete clot resolution was achieved within two weeks in all but one patient and no patient developed serious subsequent issues. The incidence of blood clots reported by this group is inconsistent with several previously published independent peer-reviewed reports that found an incidence of blood clots from 0% to 1% in over 450 limbs treated. In addition, we are not aware of any other physicians to whom we have sold catheters that have reported an incidence of blood clots similar to that found by the Maimonides Medical Center physicians. According to their Letter to the Editor published in the Journal of Vascular Surgery in February 2005, this group of physicians at Maimonides Medical Center still believe in the benefits of the technique and still continue to perform the technique. We do not believe the 510(k) clearance for our Closure procedure will be impacted by this article or that the Food and Drug Administration will take any adverse action with respect to the incidents identified in this report. However, if the Food and Drug Administration were to identify any serious safety risk it could impose a product recall or withdraw our clearance and approval. Although we believe this is an isolated occurrence, prospective customers may deem this report relevant and require additional information or references prior to purchasing our products or refrain from purchasing our products.

Randomized Trials of the Closure Procedure versus Vein Stripping
      In 2000 we sponsored an 80 patient multi-center randomized comparative trial of the Closure procedure versus vein stripping, referred to as the EVOLVeS trial. In the EVOLVeS trial every clinical outcome that resulted in a statistical difference between treatment groups was in favor of the Closure system over vein stripping.

      Results from the EVOLVeS trial showed that the minimally invasive Closure procedure provided equivalent elimination of venous reflux at two years after treatment. In the EVOLVeS trial, venous reflux was absent at two years in 91.7% of the limbs treated with the Closure procedure and in 89.7% of limbs treated with vein stripping, as reported in the European Journal of Vascular and Endovascular Surgery in January 2005. There was no statistical difference between the two groups in rates of nerve injury, infection and psychological scores related to quality of life measurement.
      In the EVOLVeS trial, patients treated with the Closure system recuperated faster, had less post-operative pain, fewer adverse events and better health-related quality of life than patients treated with vein stripping surgery. These data were published in August 2003 in a peer-reviewed article in the Journal of Vascular Surgery. Superior results of the Closure system were demonstrated by:

•	Patients treated with the Closure procedure returning to normal activities in an average of 1.2 days, compared to 3.9 days for patients treated with vein stripping;

•	81% of Closure patients returning to normal activities within one day compared to only 47% of vein stripping patients; and

•	Employed patients treated with the Closure procedure returning to work an average of 7.7 days faster than employed patients treated with vein stripping surgery.
      The Closure procedure also resulted in significantly fewer complications and adverse findings than vein stripping at 72 hours, one week and three weeks after treatment as shown in the following table. Potential complications and adverse findings included events such as infection, blood clots, tenderness, bruising, skin redness, subcutaneous bleeding and nerve injury resulting in localized numbness or tingling.

	% of Limbs Free of Adverse Findings

	Closure Procedure	Vein Stripping

72 Hours	43%	17%
1 Week	35%	14%
3 Weeks	71%	39%
      Severity of patient leg pain was scored at pre-treatment, three days, one week, three weeks, four months, one year and two years after treatment. Patients treated with vein stripping reported worsening of leg pain three days and one week after surgery, while patients treated with the Closure procedure reported a reduction of leg pain as early as three days after treatment. Patients treated with the Closure procedure reported significantly better reduction of leg pain than patients treated with vein stripping at every follow up. Two years after treatment, patients from the Closure procedure treatment group reported an 86% reduction of leg pain compared to only 51% after vein stripping surgery.
      In addition to the EVOLVeS trial, two single center randomized trials were independently performed by third parties comparing the Closure procedure to vein stripping. These trials involved treatment of 28 patients in one trial and 60 in the other and reached the same general conclusions as the published EVOLVeS trial results. The clinical outcomes from these trials showed that patients treated with our Closure procedure exhibited significantly less post-operative pain, faster return to normal activities, faster restoration of physical function and better quality of life than vein stripping patients. Other clinical outcomes in these trials showed no significant differences between the treatment groups.

Clinical Registry of the Closure Procedure
      In 1998 we established an ongoing clinical registry to which more than 30 centers worldwide have contributed data. Our registry now contains long-term data for up to five years following treatment and shows the efficacy of the Closure procedure at eliminating venous reflux.

		Elimination of
Time of Follow up	# of Limbs	Reflux

1 Year	473	88%
2 Years	263	88%
3 Years	133	88%
4 Years	119	87%
5 Years	117	84%
      Long term elimination of saphenous vein reflux by the Closure procedure was accompanied by significant relief of symptoms. Our clinical registry data show that, prior to treatment with the Closure procedure, 85% of patients reported leg pain, 79% reported leg heaviness and fatigue and 39% exhibited leg swelling, while after five years 9% reported leg pain, 8% reported fatigue and 4% exhibited leg swelling.

Closure Procedure Versus Endovenous Laser Treatment
      An independent randomized comparative trial of the Closure procedure and EVL was reported at the American Venous Forum meeting in February 2003. This unpublished study involved 50 patients with saphenous vein reflux in both legs. For each patient, the Closure procedure was performed in one leg and EVL in the other leg. Patients treated with the Closure procedure experienced significantly better efficacy as determined by vein occlusion rates, and had less post-operative pain and thigh bruising than patients treated with EVL, as shown in the following table.

	Closure Procedure	EVL

Bruising at one week following treatment	4%	40%
Primary vein occlusion	82%	56%
      The investigator in this trial also used foam sclerotherapy injections at any patient follow up in which it was observed that the treated veins were not completely closed. With the assistance of foam sclerotherapy injections, the vein occlusion rates remained significantly better for the Closure treated legs, reporting 92% for Closure treated limbs and 84% for EVL treated limbs.
      In the study, there was no statistical difference found between the Closure procedure and EVL for other potential clinical complications such as rates of nerve injury, skin burns or infection. We are aware of two other unpublished single-center reports of EVL and Closure procedure efficacy. The data from these two reports were retrospective and were not generated in a designed-study approach. In these reports, the efficacy of both procedures was good and the authors reported a slightly higher efficacy for EVL. We are not aware of any comparative trials of EVL versus vein stripping.
Products
      Our Closure system consists of a proprietary RF generator and proprietary disposable catheters. We also sell accessory products such as sterile supply kits and other accessory supplies used to conduct our Closure procedure.

Disposable Endovenous Catheters
      Our proprietary disposable endovenous catheters are used to deliver RF energy to heat the walls of saphenous veins. Each catheter has a set of collapsible electrodes located at the tip. The electrodes expand to contact the inner wall of the vein to be treated and produce uniform heating on all sides of the vein wall as well as a localized depth of heating to limit damage to surrounding tissue. The electrodes collapse as the vein shrinks in response to heating.

      A temperature sensor located on one of the electrodes measures and transmits the temperature of the vein wall to the RF generator, which automatically adjusts the power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The catheters also have a hollow center, or lumen, which allows fluid delivery or standard guidewire usage. Our catheters are available in two sizes, which allows doctors to treat saphenous vein diameters that encompass over 95% of patients.

RF Generator
      Our RF generator delivers energy to the catheter and continuously monitors the temperature at the vein wall, automatically adjusting the power delivered to the catheter to achieve a target temperature. This feedback system is designed to allow the physician to perform the Closure procedure at a relatively constant temperature over the entire length of the treated vein. The RF generator is controlled by proprietary embedded software which allows it to recognize each catheter model and to automatically select the appropriate algorithm. The RF generator is a table top unit and has a digital display panel that can be configured for multiple languages and provides readings of:

•	the temperature of the vein wall at the point where energy is applied;

•	the power used during treatment; and

•	the impedance, or amount of resistance between electrodes, so that the physician can determine whether the electrodes are maintaining adequate contact with the vein wall.

Accessories and Other Products
      Our accessory products include the Closure procedure pack and other ancillary products. The Closure procedure pack contains the sterile supplies needed to perform the Closure procedure, consisting of gowns, surgical drapes, scalpels, introducer sheaths and other incidental supplies. We typically purchase procedure packs from a single supplier, although we are aware of a number of alternative suppliers who can meet our specifications and delivery requirements. We sell the procedure packs separately from our catheters to our customers, which include physicians and hospitals. Our other ancillary products include reusable phlebectomy instruments for removal of varicose veins and vein access supplies such as introducer sheaths and needles. In late 2004, we entered into an agreement with Sontra Medical under which we will distribute SonoPrep® rapid topical anesthesia products, with sales beginning in 2005.
Seasonality
      Our sales of disposable endovenous catheters and RF generators have historically been lower, or have experienced lower sequential sales growth, during the first three months of the year, compared to other quarters during the year. We believe this seasonality occurs as a result of a lower number of Closure procedures scheduled during the December holiday period and early in the first quarter of the year.
Sales and Marketing
      We have focused our sales and marketing efforts on increasing awareness of our Closure system among physicians with an active vein treatment practice and among those looking to establish such a practice. These physicians include vascular and general surgeons, interventional radiologists and phlebologists.
      We maintain a direct sales organization in the United States, which as of December 31, 2004, consisted of 46 employees. We market our products in selected international markets primarily through exclusive distributors. Our international network of distributors currently market and sell our products in ten countries in Europe, six countries in Asia and seven countries in the rest of the world. We plan to enter into additional distribution agreements on a market-by-market basis. We also have a direct sales presence in France and Germany, and a clinical specialist based in Europe.

      Our marketing group supports our sales representatives primarily through four physician-targeted initiatives:

•	We educate and train our sales representatives and the physicians interested in performing the Closure procedure. We also educate experienced physicians in the use of the Closure procedure for treatments such as large veins, venous ulcer patients and small saphenous veins through workshops and one-on-one training sessions.

•	We assist physicians in educating their current and potential patients about the Closure procedure. We create and make available an expansive array of support tools for physician use such as patient videos, brochures and patient testimonials designed to help physicians educate patients on the many benefits of the Closure procedure.

•	We advise physicians in the reimbursement process via the support of our Reimbursement Services team, which works directly with physicians and their office personnel, hospital and surgicenter personnel, and patients to obtain authorization from payors for patients to receive the Closure procedure. We also work with providers to challenge any procedure authorization denials by payors by providing our clinical data.

•	We seek to add and promote products to leverage our position as the leader in vein treatments to position VNUS as the single-source supplier for a physician’s vein treatment needs.
      Our marketing group also engages in consumer-directed initiatives to encourage patients to contact their physicians regarding the Closure procedure. We seek to educate potential patients through public relations, advertisements and articles in prominent magazines, newspapers, websites, and local and national television. We have also established a website where we provide information to patients and physicians interested in the Closure procedure.
      No single customer accounted for 10% or more of our net revenues in the year ended December 31, 2004.
Reimbursement
      Payment for patient care in the United States is generally made by third-party payors, which include private insurers and governmental insurance programs such as Medicare. We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from these third-party payors. To date, third-party reimbursement for our Closure procedure is well established in the United States. Approximately 100 individual third-party payors have established a policy of coverage encompassing approximately 220 million lives in the United States. Nine of the top ten health insurers and administrators in the United States cover the Closure procedure, including nearly all Blue Cross Blue Shield entities, United Healthcare, Aetna, Cigna, Humana and Kaiser.
      The coding classification of physician services is established by the American Medical Association (“AMA”) under the Current Procedural Terminology, or CPT, coding system. Third-party payors, including the Medicare program, have incorporated into their physician fee schedule CPT codes (and other codes) as part of the determination of allowable payment amounts for a physician’s services in performing various medical procedures.
      To obtain reimbursement for the Closure procedure in 2004 and before, physicians and medical facilities utilized established CPT codes that describe procedures that encompass the methods used in the Closure procedure. This typically resulted in a number of coding scenarios for the Closure procedure. Medical policy from insurers such as certain Blue Cross Blue Shield plans sometimes required the use of a procedure code that was specific for endovenous radio frequency ablation of refluxing saphenous veins. Other insurers, such as Medicare, sometimes required the use of a miscellaneous vascular procedure code for which there was no standard payment rate. Insurers also recommended in their medical policy to use specific procedure codes that describe transcatheter occlusion or embolization procedures. We believe that approximately 99% of our customers have successfully received reimbursement for the Closure procedure using established medical reimbursement codes.

      Separate new CPT codes have been approved by the AMA for both radio-frequency and laser ablation of venous reflux and became effective at the beginning of 2005. Beginning in 2005, the national average payment by Medicare to physicians under the Medicare fee schedule is $2,216 when the Closure procedure is performed in the physician’s office, which is $175 more than the national average Medicare will pay for laser ablation. If the Closure procedure is performed in a hospital, the Medicare national average payment to physicians is $365, which is the same rate established for laser ablation. When the Closure procedure is performed on a Medicare patient in the hospital, the hospital will receive a national average payment of $1,538 as reimbursement for the Closure catheter and supplies, which is the same amount the hospital receives for supplies and equipment used in laser ablation. We estimate that approximately 10% of the U.S. patients who receive treatment with the Closure system are covered by or eligible for Medicare coverage. Private healthcare insurers may establish payment rates that are different from Medicare. These rates are typically higher than those established by Medicare.
      Market acceptance of our products in international markets is dependent, in part, upon the availability and adequacy of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly by country. International reimbursement and healthcare payment systems include both government sponsored healthcare and private insurance. Currently, the Closure procedure is covered and reimbursed by the five largest private healthcare insurers in the United Kingdom. We have launched several initiatives in Europe to achieve third party or national reimbursement, particularly in France and Germany where we sell the Closure system through a direct sales force. We have been informed that the Closure procedure has received provisional approval for listing in the nomenclature of surgical procedures in France, which is expected to be finalized by the end of 2005.
Research and Development
      In response to physician feedback and our own assessments, we are continually working on enhancements to our product designs and procedures to improve patient outcomes, improve ease-of-use and shorten procedure time. In addition, we are exploring the development of new products and new indications in the treatment of various venous diseases. For example, we are developing the VNUS RFStm device to treat and occlude refluxing perforator veins in the legs. This product was in a clinical study at the end of 2004. From time to time we have considered the acquisition of product lines and licensing of technology and complementary products.
      We sponsor and conduct clinical research activities with investigators and institutions to measure key clinical outcomes that can influence market adoption of our Closure procedure. We also conduct clinical studies in support of new products that we are developing. We perform preclinical studies for the development and evaluation of new products and procedural techniques.
      In the years ended December 31, 2004, 2003 and 2002, we incurred $5.0 million, $3.7 million and $2.2 million, respectively, of research and development expense.
Manufacturing
      We manufacture, package and label our disposable catheters within our 30,000 square foot facility in San Jose, California. We outsource the manufacture of our RF generators and accessory products. We believe that our existing manufacturing facilities are adequate to support our growth through 2006.
      The manufacturing process for our disposable catheters includes the assembly, testing, packaging, sterilization and inspection of components that have been manufactured by us or to our specifications by suppliers. We purchase components used in our disposable products from various suppliers. When practicable, we have established second-source suppliers. However, we rely on sole-source suppliers to manufacture a limited number of the components used in our disposable catheters. We believe that alternative suppliers for these products would be available to us if the need should arise. In addition, we attempt to mitigate supply shortages through maintaining inventory levels based on the risk associated with a particular supplier. Typically, we have not obtained contractual commitments from our suppliers to continue to supply products to us, nor are we contractually obligated to continue to purchase from a particular supplier.

      Our quality assurance group provides an independent inspection at various steps in the manufacturing cycle that is designed to verify that each lot of components and finished products are compliant with our specifications and applicable regulatory requirements. We inspect incoming components, and inspect and test products both during and after the manufacturing process. We also inspect our packaged products and audit the sterilization process to ensure quality products. Sterilization testing is processed at a certified third-party laboratory to verify the effectiveness of the sterilization process. Our quality assurance systems are required to be in conformance with the Quality System Regulations as mandated by the Food and Drug Administration. For sale of products in European Community, our products and quality structure are required to be compliant to the current standard, ISO 13485 for medical devices. Prior to receiving certification to ISO 13485 in October 2003, we maintained certification to ISO 9001/ EN46001 for the same purpose.
      We rely on Byers Peak, Inc. to manufacture our RF generators to our custom specifications. Under our non-exclusive agreement with Byers Peak, Inc. we provide a rolling 90-day firm commitment order for generators and a six month rolling forecast. We are required to purchase all inventory of parts and work in progress if we revise our commitment or forecast, cancel orders or terminate the agreement. Byers Peak, Inc. also provides us a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. The agreement has an initial term of three years, expiring February 20, 2007 and continues indefinitely thereafter until terminated by us or Byers Peak, Inc. upon 180 days notice.
      Suppliers of components used in the manufacture of our disposable catheters and of our RF generators may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors. Furthermore, establishing additional or replacement suppliers for our materials may take a substantial period of time, as a change in supplier may require us to submit a new 510(k) submission. This could create supply disruptions that would materially adversely affect our reputation, product sales and profitability.
      For those components other than RF generators for which there are relatively few alternate sources of supply, we believe that we could establish additional or replacement sources of supply in a timely manner to meet the requirements of our business.
Patents and Proprietary Technology
      We believe that in order to maintain our competitive advantage, we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to the growth of our business. In the United States, as of December 31, 2004, we had 29 issued patents and 24 pending patent applications, many of which relate to our Closure system and procedure, including, among other things, vein shrinkage and occlusion using various forms of energy, including RF; self expanding and collapsing electrodes; and use of single and double electrode array devices. Fourteen of the issued patents relate to devices or devices with methods and 15 relate to methods. We also have other issued patents and pending patent applications that are not directly related to the Closure system or the Closure procedure. Our issued patents related to the Closure system and procedure will expire between 2016 and 2018.
      Internationally, as of December 31, 2004, we have 9 foreign patents providing protection in Australia, New Zealand, Singapore, Russia, China and Europe. In addition, we have 32 pending foreign patent applications, many of which relate to the Closure technology, in Europe, Japan, Australia, Canada, New Zealand, Singapore, Russia and other countries.
      We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during their term of employment or contract, using our property, or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies.

      The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by U.S. patents held by them. In addition, our competitors may assert that future products and methods we may market infringe their patents.
Competition
      Within the market for the treatment of venous reflux disease, we compete against vein stripping procedures and companies that have commercialized and sell EVL systems. Sclerotherapy and phlebectomy procedures that treat varicose veins at the surface of the skin are complementary to the Closure procedure because they do not treat saphenous vein reflux and may be used in conjunction with the Closure system.
      Vein stripping and ligation surgery has historically been the standard of care to address venous reflux disease. This procedure is well established among physicians who treat venous reflux disease, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years.
      Competitors that have developed and market EVL systems include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. Most of these competitors’ EVL systems use laser energy to occlude diseased veins by clotting the blood in the vein. New Star Lasers claims that its EVL system occludes diseased veins by causing the collagen in the vein wall to shrink, rather than by clotting the blood. Some of these competitors may have greater technical and marketing resources than we do, and they may succeed in developing products that would render our instruments obsolete or noncompetitive.
      Additionally, we are aware that physicians have used foam sclerotherapy to treat great saphenous reflux. Similar to sclerotherapy, in this procedure the physician combines air with a sclerosant solution to create a foam for injection into the refluxing saphenous vein. The FDA has not approved the marketing of sclerosant solutions for this purpose. Provensis, a division of BTG plc, after having its clinical trial of sclerosant foam placed on clinical hold by the FDA, reported it is reformulating and re-testing its sclerosant foam. However, it does not expect approval by the Food and Drug Administration prior to 2009.
      Because of the size of the potential market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, safer or less costly than the Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete.
      We believe that the principal competitive factors in the market for the treatment of venous reflux include:

•	improved patient outcomes;

•	approval of reimbursement by healthcare payors;

•	the publication of peer-reviewed clinical studies;

•	product quality;

•	cost effectiveness;

•	acceptance by leading physicians;

•	ease-of-use for physicians;

•	sales and marketing capability;

•	timing and acceptance of product innovation; and

•	patent protection.

Government Regulation

United States
      Our products are regulated in the United States as medical devices by the Food and Drug Administration and other regulatory bodies.
      Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the Food and Drug Administration. The Food and Drug Administration can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
      510(k) Clearance Pathway. When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to the Food and Drug Administration demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (or to a pre-1976 class III device for which the Food and Drug Administration has not yet called for the submission of premarket approval applications). The Food and Drug Administration attempts to respond to a 510(k) premarket notification within 90 days of submission of the notification, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, premarket clearance can take significantly longer, including up to one year or more.
      After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require premarket approval. The Food and Drug Administration requires each manufacturer to make this determination initially, but the Food and Drug Administration can review any such decision and can disagree with a manufacturer’s determination. If the Food and Drug Administration disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the Food and Drug Administration can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our Closure system device that we believe do not require new 510(k) clearances. We have used the special 510(k) system of obtaining FDA clearance on products that have undergone minor modifications.
      Premarket Approval Pathway. A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. The premarket approval process is much more demanding than the 510(k) premarket notification process. A premarket approval application must be supported by extensive data and information including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the Food and Drug Administration’s satisfaction the safety and effectiveness of the device. After the Food and Drug Administration determines that a premarket approval application is complete, the Food and Drug Administration accepts the application and begins an in-depth review of the submitted information. The Food and Drug Administration, by statute and regulation, has 180 days to review an accepted premarket approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years.
      Clinical Trials. A clinical trial is almost always required to support a premarket approval application and is sometimes required for a 510(k) premarket notification. Clinical trials for a “significant risk” device require submission of an application for an investigational device exemption, or IDE, to the Food and Drug Administration. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the Food and Drug Administration and the Institutional Review Board overseeing the clinical trial. If the product is deemed a “non-significant risk” device under Food and Drug Administration regulations, only informed consent and approval from the IRB overseeing the clinical trial is required. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trials site and in accordance with applicable regulations and policies including, but not limited to, the Food and Drug Administration’s good clinical practice, or GCP, requirements. We, the Food and Drug Administration or the Institutional Review Board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The results of clinical testing may not be sufficient to obtain approval of the product.
      Continuing Food and Drug Administration Regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Quality System Regulations, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the Food and Drug Administration if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal, and recall regulations.
      The MDR regulations require that we report to the Food and Drug Administration any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. As of December 31, 2004 we have submitted 41 MDRs. In 36 cases, a thrombus, or blood clot, was noticed after varying lengths of time after the Closure procedure. In four cases, the patient developed a pulmonary embolism. In March, 2005 we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the FDA via the MDR process. Information on the events leading to the patient’s death is incomplete. The treating physician’s office has informed us that the patient was free of deep vein thrombosis at a routine ultrasound scan performed two days after the procedure. The next day the patient contacted the physician’s office indicating the patient did not feel well. The patient was then seen by the treating physician seven days after treatment. On the 12th day after treatment the patient reported shortness of breath and saw a primary care physician who referred the patient to a hospital emergency room. The patient was admitted to the hospital and diagnosed with pulmonary emboli. No treatment details are available. We do not have sufficient information to determine which of the two procedures may have caused, or had a major contribution to the pulmonary emboli. We have not received any report of malfunction of the equipment used in the Closure procedure. This is the first report we have received of a patient death following treatment with our catheter or system. Pulmonary embolism is a known risk from any surgical procedure including our radiofrequency procedure, and is described in our risk factors and product labeling. We believe that none of these incidents were caused by design faults or defects in the product.
      Advertising and promotion of medical devices are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.
      We have registered with the Food and Drug Administration as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health and Services. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the Food and Drug Administration and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in enforcement action by the Food and Drug Administration, which may include any of the following sanctions:

•	Warning Letters or untitled letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.
      The Food and Drug Administration has twice inspected our facility and Quality System, and the Food and Drug Branch of the California Department of Health Services has inspected our facility and Quality System once. In each of these inspections no significant incidents of non-compliance were found. We cannot assure you that we can maintain the same level of regulatory compliance in the future at our facility.
      Current Clearances. We have received 510(k) clearances to market our VNUS Closure system, our VNUS Vessel and Tissue Coagulation System, VNUS RFS, and our VNUS RF Generator. Our VNUS VarEx Phlebectomy Instruments are exempt from the premarket notification requirements. We do not presently have any 510(k) or premarket approval submissions pending at the Food and Drug Administration.

European Union
      Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party, notified body, must approve our products for CE marking. The Closure system was approved for CE marking in 1998. The remaining products are currently CE marked. We cannot assure you that we will be able to obtain the CE mark approval for new products in the future. The CE mark is contingent upon our continued compliance to the applicable regulations and the Quality System Requirements of ISO 13485 standard.
      The European Community has regulations similar to that of the Food and Drug Administration for the advertising and promotion of the medical devices, clinical investigations, and adverse events. We believe that we are in compliance with such regulations at this time.

Rest of the World
      Most major markets have different levels of regulatory requirements for medical devices. The Closure system is currently approved/cleared/licensed/registered in Canada, South Korea, Taiwan, China, Hong Kong, and South Africa. The regulatory process is currently underway in Singapore and Australia. Modifications to the approved products require a new regulatory submission in all major markets. The regulatory process for the current models of our disposable catheter is underway in South Korea, Taiwan and China. The regulatory requirements, and the review time vary significantly from country to country. We cannot assure you that we will be able to obtain or maintain the required regulatory approvals. The VNUS Closure system can also be marketed in the several other countries that do not regulate medical devices. We cannot assure you the timing or the successes of our efforts to obtain the approvals for the current and future products in the international markets.

Fraud and Abuse Laws

Anti-Kickback Statute
      The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.
      The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors,” beginning in July of 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
      Government officials have focused recent enforcement efforts on marketing of healthcare services, among other activities, and recently have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business.

Stark Law
      The Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral law or Stark Law, prohibits physician referrals of Medicare patients to an entity for certain “designated health services” if the physician or an immediate family member has an indirect or direct financial relationship with the entity and no statutory or regulatory exception applies. Financial relationships include an ownership interest in, or compensation arrangement with, the entity. It also prohibits an entity receiving a prohibited referral from billing and collecting for services rendered pursuant to such referral. “Designated health services” under Stark include inpatient and outpatient hospital services.
      A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions (as discussed below).
      Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Medicare beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that CMS interprets the Stark Law, but it is possible the states will interpret their own laws differently in the future.

False Claims Laws
      Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several healthcare companies have been prosecuted under the false claims laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Fraud on a Health Benefit Plan and False Statements
      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
Privacy and Security
      HIPAA requires certain “covered entities” to comply with established standards regarding the privacy and security of protected health information, or PHI, and to use standardized code sets when conducting certain electronic transactions. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates”, which effectively obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have become the business associate of one or more covered entities. Accordingly, we incur compliance related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.
Employees
      As of December 31, 2004, we had 163 employees, consisting of 22 in research and development, clinical research and regulatory affairs, 48 in manufacturing and quality assurance, 79 in sales and marketing and 14 in general and administrative functions. From time to time we also employ independent contractors to support our engineering, marketing, sales and support, clinical, and general and administrative organizations.
Financial Information
      The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part II, Item 8 of this report.

Item 2:	Properties
      We are headquartered in San Jose, California, where we lease approximately 30,000 square feet under a lease expiring June 30, 2007. Our manufacturing operations are contained in our headquarters building. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

Item 3:	Legal Proceedings
      We are not currently a party to in any material legal proceedings.

Item 4:	Submission of Matters to a Vote of Security Holders
      On October 14, 2004, stockholders holding 7,033,201 shares of our common stock (on a post reverse stock-split basis) acted by written consent to:

•	approve an amendment to our certificate of incorporation effecting a two-for-three reverse split of our common stock;

•	approve an amendment and restatement of our certificate of incorporation and bylaws, each to become effective immediately following the completion of our initial public offering; and

•	approve an amendment to our 2000 Equity Incentive Plan to (i) increase the number of authorized shares of common stock issuable under the plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, further increase the number of shares reserved for issuance under the plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of our common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the plan, provided that the maximum number of shares of our common stock that may be issued upon the exercise of incentive stock options during the term of the plan may not exceed 6,378,666.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock has been traded on The NASDAQ Stock Market under the symbol “VNUS” since our initial public offering on October 20, 2004. The following table sets forth the intra-day high and low per share bid prices of our common stock from October 20, 2004 through December 31, 2004, as reported by The NASDAQ Stock Market.

	High	Low

October 20, 2004 - December 31, 2004	$21.30	$12.80
      As of March 15, 2005, there were approximately 141 holders of record of our common stock.
Dividend Policy
      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
Securities Authorized for Issuance Under Equity Compensation Plans
      See the information incorporated by reference to Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Purchases of Equity Securities
      Neither we, nor any affiliated purchaser of ours, acquired any of our equity securities during the year ended December 31, 2004.
Changes in Securities and Use of Proceeds
      On September 20, 2004, our board of directors approved a two-for-three reverse stock split of our common shares. The reverse stock split was effected on October 14, 2004. All common stock data presented herein have been restated to retroactively reflect this stock split.
      We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the Securities and Exchange Commission on October 19, 2004. On October 20, 2004, 4,000,000 shares of common stock were sold on our behalf, together with an additional 1,375,995 shares sold on behalf of certain of our stockholders, at an initial public offering price of $15.00 per share, for an aggregate offering price of $80.6 million. The lead underwriters in the offering were Banc of America Securities LLC and Piper Jaffray & Co. Following the sale of the 5,375,995 shares, the offering terminated.
      We paid to the underwriters underwriting discounts and commissions totaling $4.2 million in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $1.4 million in connection with the shares sold on their behalf. In addition, we incurred additional expenses of approximately $1.8 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $6.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $54.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The selling stockholders received proceeds, before expenses, of approximately $19.2 million. We did not receive any of the proceeds received by the selling stockholders.
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
      To date, we have used approximately $474,000 for sales and marketing activities, approximately $78,000 for clinical research and product developing activities and approximately $260,000 for working capital and other general corporate purposes.

Item 6:	Selected Consolidated Financial Data
      The following table sets forth our selected financial data. This information should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Part II, Item 7 of this report below. The statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003, are derived from our audited financial statements included elsewhere in this report. The statements of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements that were not included in this report. The historical results are not necessarily indicative of our operating results or financial position to be expected in the future.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations Data:
Net revenues	$38,166	$21,838	$10,041	$5,564	$2,155
Cost of revenues(1)	9,542	6,311	3,646	3,262	2,130

Gross profit	28,624	15,527	6,395	2,302	25

Operating expenses:
Sales and marketing(1)	16,235	11,997	7,728	5,602	4,233
Research and development(1)	5,034	3,676	2,156	2,534	2,387
General and administrative(1)	4,706	2,609	2,749	2,427	2,726

Total operating expenses	25,975	18,282	12,633	10,563	9,346

Income (loss) from operations	2,649	(2,755)	(6,238)	(8,261)	(9,321)
Interest income (expense) and other, net	439	171	283	(240)	298

Income (loss) before provision for income taxes	3,088	(2,584)	(5,955)	(8,501)	(9,023)
Provision for income taxes	222	—	—	—	—

Net income (loss)	$2,866	$(2,584)	$(5,955)	$(8,501)	$(9,023)

Basic net income (loss) per share(2)	$0.73	$(1.97)	$(4.73)	$(7.09)	$(8.04)

Diluted net income (loss) per share(2)	$0.23	$(1.97)	$(4.73)	$(7.09)	$(8.04)

Shares used in computing basic net income (loss) per share(2)	3,946	1,309	1,260	1,199	1,123

Shares used in computing diluted net income (loss) per share(2)	12,368	1,309	1,260	1,199	1,123

(1)	Includes charges for stock-based compensation in the following amounts:

Cost of revenues	$90	$56	$51	$576	$164
Sales and marketing	525	257	342	491	290
Research and development	84	89	160	285	249
General and administrative	352	146	278	120	302

Total	$1,051	$548	$831	$1,472	$1,005

(2)	See Note 2 of the notes to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share and shares used in computing basic and diluted net income (loss) per share.

	As of December 31,

	2004	2003	2002	2001	2000

	(in thousands)
	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,566	$11,711	$12,601	$17,376	$2,805
Working capital	70,681	12,713	14,530	19,141	2,543
Total assets	77,972	17,789	17,885	22,442	4,576
Total debt	—	—	—	—	518
Accumulated deficit	(41,173)	(44,039)	(41,455)	(35,500)	(26,999)
Total stockholders’ equity	$72,308	$14,241	$16,214	$21,299	$3,026

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This financial review presents our operating results for each of the three years in the period ended December 31, 2004, and our financial condition at December 31, 2004. You should read the following discussion of our financial condition and results of our operations in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” below, as well as those discussed elsewhere. Our actual results could differ materially from those discussed here. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
Business Overview
      We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Our primary product line, the Closure system, consists of a proprietary RF generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We launched our new generation RF generator in the fourth quarter of 2004. We estimate that in excess of 80,000 patients have been treated using our Closure system since 1999, with approximately 40,000 of these patients treated in 2004.
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
      For the year ended December 31, 2004, we generated net revenues of $38.2 million and net income of $2.9 million. As of December 31, 2004, we have incurred cumulative losses of approximately $41.2 million. From inception to September 30, 2003 we were not profitable. In the last quarter of 2003 and each of the four quarters of 2004 we were profitable. We market the Closure system through a direct sales organization in the United States and our Closure procedure is covered by the policies of approximately 100 health insurers, representing approximately 220 million covered lives in the United States. We market the Closure system in selected international markets primarily through distributors.
      We manufacture, package and label our disposable catheters and outsource the manufacture of our RF generators and accessory packs. Our net revenues are derived from the sale of disposable catheters, RF generators and accessory products, which comprised 77%, 18% and 5% of our net revenues, respectively, in

2004. We expect that any shift in the percentage of net revenues derived from the sales of disposable catheters and RF generators during 2005 will be modest.
      We have a diverse customer base of hospitals, physicians and physician groups, with no customer accounting for 10% or more of our net revenues in the years ended December 31, 2004, 2003 and 2002. Our customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment.
Financial Operations Overview
      Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a small portion of our revenues from the sale of accessory products.
      Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products, depreciation and amortization of stock-based compensation.
      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services and clinical training and amortization of deferred stock-based compensation.
      Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and expenses associated with product development, expenses associated with preclinical and clinical studies, legal fees for the protection of intellectual property and amortization of deferred stock-based compensation.
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
      Warranty Costs. At the time we recognize revenues, we establish an accrual for estimated warranty expense associated with revenues, recorded as a component of cost of revenues. We offer a one-year limited warranty on our RF generator which is included in the sales price of the generator. Our estimate of costs to service our warranty obligations is based upon the number of units sold, historical and anticipated cost per claim and rates of warranty claims. We primarily estimate material costs based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Our service agreement with our RF generator manufacturer provides us with a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. As such, our warranty expense is only required to cover those expenses not covered by our service agreement. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross profit could be adversely affected.
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
      Income Taxes. We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax bases of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized.
      As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carryforwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of net losses from inception through the year ended December 31, 2003, recovery of the deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of the deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date.
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
      At December 31, 2004, we had federal net operating loss carryforwards of approximately $32.4 million and state net operating loss carryforwards of approximately $22.5 million available to reduce future taxable income. The federal net operating loss carryforwards expire in various periods through 2022 and the state net operating loss carryforwards expire in various periods through 2012. We have federal and state research tax credit carryforwards of approximately $928,000 and $934,000, respectively. The federal research credits expire in various periods through 2022 and the state research credits can be carried forward indefinitely. The amounts of and the benefits from net operating loss and credit carryforwards may be impaired in some circumstances. Events which may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership. We have provided a full valuation allowance on the deferred tax asset associated with the net operating loss and credit carryforwards because of the uncertainty regarding realization of tax benefits We expect to continue to provide a full valuation allowance on the deferred tax assets until we can determine that it is more likely than not that we will be able to realize a benefit from the deferred tax assets.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.
      For the year ended December 31, 2004, we recorded an income tax provision of approximately $222,000, or an effective tax rate of approximately 7%. We expect to record an income tax provision at an effective tax rate of 7% in 2005.
      Stock-Based Compensation Expense. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.
      We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense from options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity

Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest.
      We amortize stock-based compensation on the accelerated vesting method over the vesting periods of the stock options, which is generally four years. The accelerated vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. From January 1, 2002 through December 31, 2004, we recorded unearned stock-based compensation of $2.2 million. Employee stock-based compensation amortized to expense during this period was $2.2 million. At December 31, 2004, we had a total of $1.2 million remaining to be amortized over the vesting periods of the stock options. We are evaluating the impact of the adoption of SFAS 123(R) and have not yet determined whether the adoption of the new standard will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      Based on the closing price of our common stock on December 31, 2004 of $13.52 per share, the intrinsic value of the options outstanding at December 31, 2004 was $17.9 million, of which $10.7 million was vested and $7.2 million was unvested.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after June 15, 2005. We will adopt SFAS 123(R) effective as of the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this report for the pro forma net income (loss) and net income (loss) per share amounts, for 2002 through 2004, as if we had used a fair-value-based method to measure compensation expense for employee stock incentive awards. We are evaluating the impact of the adoption of SFAS 123(R) and have not yet determined whether the adoption of the new standard will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
Results of Operations

Changes to previously announced fiscal 2004 fourth quarter and fiscal year end results (in thousands, except per share data):
      On February 22, 2005, the Company announced results for the fourth quarter and fiscal year ended December 31, 2004 of net income per share — basic, of $0.07 and $0.26, respectively (based on a weighted average number of shares used in per share calculations — basic of 13,528 and 11,113, respectively). Subsequent to that date, we noted that the share number and consequently the net income per share — basic for both the fourth quarter and fiscal year 2004 was incorrect. The correct weighted average number of shares to use in the calculation of net income per share — basic for fourth quarter and fiscal 2004 should have been 11,677 and 3,946, respectively. The discrepancy between the weighted average number of shares used in per share calculations — basic previously announced and the correct number is due to an error in the calculation of the weighted effect of the conversion of the outstanding preferred shares into common shares in October 2004. The impact of the error is to increase net income per share — basic (1) for the fourth quarter by $0.02 from the incorrect previously announced number of $0.07 to the correct net income per share — basic of $0.09, and (2) for the fiscal year ended December 31, 2004 by $0.47 from the incorrect previously announced number of $0.26 to the correct net income per share — basic of $0.73. The previously announced fourth quarter and fiscal year ended December 31, 2004 net income per share — diluted of $0.07 and $0.23 per share, respectively, are correct and remain unchanged.

      The following table sets forth our results of operations, expressed as percentages of revenues, for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	25.0	28.9	36.3

Gross profit	75.0	71.1	63.7
Operating expenses:
Sales and marketing	42.6	54.9	77.0
Research and development	13.2	16.8	21.4
General and administrative	12.3	12.0	27.4

Total operating expenses	68.1	83.7	125.8
Income (loss) from operations	6.9	(12.6)	(62.1)
Interest income (expense) and other, net	1.2	0.8	2.8

Income (loss) before provision for income taxes	8.1	(11.8)	(59.3)
Provision for income taxes	0.6	—	—

Net income (loss)	7.5%	(11.8)%	(59.3)%

Years Ended December 31, 2004, 2003 and 2002
      The following table sets forth the percentage of net revenues derived from the sale of disposable endovenous catheters, RF generators and accessories for the years ended December 31, 2004, 2003 and 2002:

	Year Ended
	December 31,

	2004	2003	2002

Catheters	77%	72%	67%
RF Generators	18%	24%	31%
Accessories	5%	4%	2%

	100%	100%	100%

      The following table sets forth the percentage of net revenues from domestic and international sales for the years ended December 31, 2004, 2003, and 2002:

	Year Ended
	December 31,

	2004	2003	2002

United States	96%	96%	94%
Europe	3%	3%	6%
Other international	1%	1%	—

	100%	100%	100%

      Net Revenues. Net revenues increased $16.4 million, from $21.8 million in 2003 to $38.2 million in 2004. Net revenues increased $11.8 million, from $10.0 million in 2002 to $21.8 million in 2003. The increases in 2004 and 2003 were primarily due to an increase in the number of disposable catheters and RF generators sold as a result of our increased direct selling and marketing efforts in the United States. We expect net revenues to continue to increase in 2005. During 2004, we shipped products to 708 customers in the United States, compared to 486 customers in 2003 and 276 customers in 2002. Disposable catheters represented 77%, RF generators represented 18% and accessories represented 5% of net revenues in 2004, compared to 72% for disposable catheters, 24% for RF generators and 4% for accessories in 2003, and 67% for disposable catheters, 31% for RF generators and 2% for accessories in 2002. International sales accounted for 4% of net revenues in 2004 and in 2003 and 6% of net revenues in 2002. The percent of net revenues from international sales in 2004 was the same as in 2003 as our international sales grew at a similar rate as our sales in the United States. The percent of net revenues from international sales decreased in 2003 from 2002 as our sales in the United States grew substantially faster than our international sales. We expect that the percent of net revenues from international sales will remain at approximately 4% of net revenues in 2005.
      Gross Profit. Cost of revenues increased $3.2 million, from $6.3 million in 2003 to $9.5 million in 2004. Cost of revenues increased $2.7 million, from $3.6 million in 2002 to $6.3 million in 2003. The increases in 2004 and 2003 were primarily due to the increased number of disposable catheters and RF generators sold, partially offset by lower direct material, labor and overhead costs per unit in the production of disposable catheters. Gross profit in 2004 was $28.6 million, or 75% of net revenues, compared to $15.5 million, or 71% of net revenues in 2003 and $6.4 million, or 64% of net revenues in 2002. The increases in gross profit margin percentage in 2004 and 2003 were primarily due to the allocation of manufacturing overhead over a greater number of units produced, as well as reduced direct costs of production per unit of our disposable catheters. Although we expect prices of our disposable catheters to decline somewhat in 2005, we expect that our gross margin percentage in 2005 will remain at approximately 75% of net revenues.
      Sales and Marketing Expenses. Sales and marketing expenses increased $4.2 million, from $12.0 million in 2003 to $16.2 million in 2004. Sales and marketing expenses increased $4.3 million, from $7.7 million in 2002 to $12.0 million in 2003. The increase in 2004 was primarily due to increased payroll and related expenses of $3.4 million as compared to 2003 incurred in connection with the addition of employees to our marketing and direct sales organization, increased amortization of deferred stock compensation expenses of $268,000 and increased product promotion expenses of $196,000. The increase in 2003 was primarily due to increased payroll and related expenses of $2.4 million as compared to 2002 incurred in connection with the addition of employees to our direct sales organization, increased customer service and product promotion expenses of $1.2 million and increased international sales and marketing expenses of $670,000. We expect sales and marketing expenses to increase in 2005 as we continue to expand our marketing and direct sales organizations.
      Research and Development Expenses. Research and development expenses increased $1.3 million, from $3.7 million in 2003 to $5.0 million in 2004. Research and development expenses increased $1.5 million, from $2.2 million in 2002 to $3.7 million in 2003. The increase in 2004 was primarily due to increased new product development expenses of $1.2 million and clinical study expenses of $161,000. The increase in 2003 was primarily due to increased new product development expenses of $1.3 million and clinical study expenses of $200,000 We expect research and development expenses to increase in 2005 as we continue to develop potential new products and conduct new clinical studies.
      General and Administrative Expenses. General and administrative expenses increased $2.1 million from $2.6 million in 2003 to $4.7 million in 2004. General and administrative expenses decreased $140,000, from $2.7 million in 2002 to $2.6 million in 2003. The increase in 2004 was primarily due to increased professional fees of $849,000, increased personnel expenses of $400,000, increased facility-related expenses of $488,000, increased amortization of deferred stock compensation of $205,000 as well as an increase in insurance expenses and state and local taxes. These increases were driven primarily by the costs of becoming and operating as a public company. The decrease in 2003 was primarily due to a decrease in amortization of deferred stock-based compensation expenses of $132,000. We expect general and administrative expenses to increase in 2005 primarily due to complying with the provisions of section 404 of the Sarbanes-Oxley Act of 2002 and other expenses associated with being a public company.
      Interest Income (Expense) and Other, Net. Interest income (expense) and other, net increased $268,000, from $171,000 in 2003 to $439,000 in 2004. Interest income (expense) and other, net decreased $112,000, from $283,000 in 2002 to $171,000 in 2003. The increase in 2004 was primarily due to increased average cash balances in 2004 and to a lesser extent, higher interest rates earned on our interest-bearing accounts. The decrease in 2003 was primarily due to lower interest rates earned on our interest-bearing accounts and to a lesser extent decreased average cash balances in 2003. We expect interest income (expense) and other to increase in 2005 primarily due to expected increased average cash balances.
      Provision for Income Taxes. We have significant net operating loss (“NOLs”) and tax credit carryforwards. The $222,000 provision for income taxes in 2004 represents the estimated state income taxes payable, reduced for the use of NOLs and tax credit carryforwards. We recorded no provision for income taxes in 2003 or 2002 due to net operating losses. We expect to use NOLs and other tax carryforward amounts to the extent taxable income is earned in 2005 and beyond. At December 31, 2004, we had federal net operating loss carryforwards of approximately $32.4 million and state net operating loss carryforwards of approximately $22.5 million. The federal net operating loss carryforwards expire in various periods through 2022 and the state net operating loss carryforwards expire in various periods through 2012. We have federal and state research tax credit carryforwards of approximately $928,000 and $934,000, respectively. The federal research credits expire in various periods through 2022 and the state research credits can be carried forward indefinitely. The amounts of and the benefits from net operating loss and credit carryforwards may be impaired in some circumstances. Events which may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Therefore, we believe there is sufficient uncertainty regarding our ability to generate future taxable income and use these NOLs and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at December 31, 2004. Over the course of the next year, we will review our position on our valuation allowance. If we continue to remain profitable during the coming year, there is a possibility that we will release our valuation allowance. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.
Liquidity and Capital Resources

	December 31,

	2004	2003	2002

Cash and cash equivalents	$68,566	$11,711	$12,601
Working capital	70,681	12,713	14,530
Net cash provided (used) in operating activities	3,229	(680)	(4,651)
Net cash used in investing activities	(525)	(238)	(163)
Net cash provided by financing activities	54,151	28	39
      We incurred net losses from inception through September 30, 2003 of $44.1 million and have been profitable in each subsequent quarter. We currently invest our cash and cash equivalents in a large money market fund consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock. In addition, we raised $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.
      Net cash provided from operating activities was $3.2 million in 2004. Cash provided from operating activities in 2004 was attributable primarily to net income after adjustments for non-cash depreciation and amortization charges, partially offset by increases in accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities. Net cash used in operating activities was $680,000 and $4.7 million for the years ended 2003 and 2002, respectively. Cash used in operating activities in 2003 and 2002 was attributable primarily to net losses after adjustment for non-cash depreciation and amortization charges and increases in accounts receivable associated with higher revenues, partially offset by increased accounts payable balances. Inventory balances increased $773,000 in 2004 from 2003 primarily to accommodate the increased demand for our disposable catheters. There was a decrease in inventory of approximately $608,000 from December 31, 2002 to December 31, 2003. This decrease was the result of stronger than expected product demand coinciding with the introduction of a new model of disposable catheter product during that period that replaced the earlier model. We expect to continue to increase inventory balances as our catheter sales increase.

      Net cash used in investing activities was $525,000, $238,000 and $163,000 for the years ended 2004, 2003 and 2002, respectively. For each of these periods, cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.
      Net cash provided by financing activities was $54.1 million in 2004. This amount primarily reflect proceeds received upon our initial public offering in October 2004 and the exercise of stock options. Net cash provided by financing activities was $28,000 in 2003 and $39,000 in 2002. The amounts in 2003 and 2002 reflect proceeds received upon the exercise of stock options.
      We expect that marketing, research and general and administrative expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company, including expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect to incur additional costs and expenses to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include and are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the cost associated with being a public company, including expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the number and timing of acquisitions and other strategic transactions.
      We believe that our current cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to further develop the marketplace, complete clinical studies and deliver new products to our customers. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
Off-Balance Sheet Liabilities
      We did not have any off-balance sheet liabilities as of December 31, 2004.
Contractual Obligations and Capital Expenditure Requirements
      The following table summarizes our contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating lease obligations	$1,955	$771	$1,183	$1	$—
Purchase obligations	752	752	—	—	—

Total	$2,707	$1,523	$1,183	$1	$—

Risk Factors
We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system fails to achieve substantial market acceptance we may not generate sufficient revenues to continue our operations.
      Currently, our primary product offering is our Closure system, which is comprised of two components, our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched new generation RF generator in the fourth quarter of 2004. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively new treatment procedure for venous reflux disease. We cannot assure you that our Closure procedure will compete effectively against vein stripping and ligation surgery. We may have difficulty gaining widespread acceptance of our Closure system among physicians for a number of reasons including:

•	lack of experience with our Closure procedure;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the results of any adverse long-term clinical studies relating to the effectiveness of our Closure system;

•	the cost of our RF generator;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for the Closure system is reduced or discontinued.
      If physicians do not adopt our Closure system, we will not achieve greater, or maintain our current, revenues or remain profitable.
      Our success also depends on whether physicians view our Closure system as effective and economically beneficial. We believe that physicians will not adopt our Closure system unless they determine, based on experience and other factors, that our Closure system is an attractive alternative to other available treatment methods, including vein stripping and EVL. We also believe that recommendations and support of our Closure system by influential physicians and other healthcare providers are important for market acceptance and adoption.
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
      Except for 2004, we have incurred net losses each year since our inception, including losses of $6.0 million in 2002 and $2.6 million in 2003. As of December 31, 2004, we had an accumulated deficit of approximately $41.2 million. For the year ended December 31, 2004, we had net income of $2.9 million. However, we cannot assure you that we will sustain profitability or that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

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

      Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than the Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, we have begun to discount the sales price of our catheters to improve our competitive position.
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
      We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. For example, our Vice President, Account and Market Development, terminated his employment by us in the first quarter of 2005. We are currently actively recruiting to fill this open position.

To successfully grow our business we will need to attract additional qualified management, technical and sales personnel.
      To successfully grow our business we will need to attract additional qualified management, technical and sales personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intensely competitive. We rely on direct sales employees to sell our Closure system in the United States. We plan to expand our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and sales activities.
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
We lack published long-term randomized trial data comparing the efficacy of our Closure procedure with vein stripping and EVL. If future data proves to be inconsistent with our clinical results, our revenues may decline.
      Currently, there is no randomized trial data beyond two years comparing the long-term efficacy of the Closure procedure to alternative treatments. Additional long-term patient follow-up studies may indicate that the Closure procedure is not as safe and effective as vein stripping or EVL. Currently available published data from a comparative study of the Closure procedure versus vein stripping is limited to the two-year period following treatment. Data from an independent study comparing clinical outcomes between the Closure procedure and EVL has not been published. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our Closure system until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Closure system effectively treats venous reflux disease.
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
      We are also subject to medical device reporting regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2004, we have submitted 41 medical device reports. In 36 cases, a thrombus, or blood clot, was noticed at varying lengths of time after the Closure procedure was performed. In four cases, the patient developed a pulmonary embolism. In March, 2005 we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the FDA via the MDR process. Information on the events leading to the patient’s death is incomplete. The treating physician’s office has informed us that the patient was free of deep vein thrombosis at a routine ultrasound scan performed two days after the procedure. The next day the patient contacted the physician’s office indicating the patient did not feel well. The patient was then seen by the treating physician seven days after treatment. On the 12th day after treatment the patient reported shortness of breath and saw a primary care physician who referred the patient to a hospital emergency room. The patient was admitted to the hospital and diagnosed with pulmonary emboli. No treatment details are available. We do not have sufficient information to determine which of the two procedures may have caused, or had a major contribution to the pulmonary emboli. We have not received any report of malfunction of the equipment used in the Closure procedure. This is the first report we have received of a patient death following treatment with our catheter or system. Pulmonary embolism is a known risk from any surgical procedure including our radiofrequency procedure, and is described in our risk factors and product labeling. We believe that none of these incidents were caused by design faults or defects in the product, however, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in enforcement action by the Food and Drug Administration, which may include any of the above sanctions. In addition, the identification of serious safety risks could result in product recall or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
      During the years ended December 31, 2004 and December 31, 2003, 4% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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
      We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
If there are substantial sales of our common stock, our stock price could decline.
      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of March 15, 2005, we had 14,424,373 shares of common stock outstanding. Of this number, all of the 5,375,995 shares offered in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933. All of the remaining 9,048,378 shares outstanding may be sold pursuant to Rule 144, 144(k) and 701 upon the expiration of lock-up agreements that are currently expected to expire on or about April 18, 2005.
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
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial reports could be impaired, and any failure to maintain our internal controls and provide accurate financial reports would cause our market price to decrease substantially.
      Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. We are continuously evaluating and working to improve our internal controls. Our evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary to satisfy the requirements of Sarbanes-Oxley Act of 2002. We cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Any failure to maintain the adequacy of our internal controls and provide accurate financial reports could subject us to costly litigation, could make it difficult to attract and retain quality management personnel and could have a negative effect on the market price of our stock.

Item 7A:     Quantitative and Qualitative Disclosures about Market Risk
      To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 1% of total sales have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
      Our exposure to interest rate risk at December 31, 2004 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, in high-quality corporate issuers, via a large money market fund. This fund maintains an average investment maturity of 90 days or less. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.

Item 8:	Consolidated Financial Statements and Supplementary Data
VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
VNUS Medical Technologies, Inc and Subsidiary:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VNUS Medical Technologies, Inc., and its subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2005

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(in thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,566	$11,711
Accounts receivable, net of allowance for doubtful accounts of $195 and $192, respectively	5,347	3,330
Inventory	1,644	871
Prepaid expenses and other current assets	677	242

Total current assets	76,234	16,154
Property and equipment, net	1,096	991
Other assets	642	644

Total assets	$77,972	$17,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,242	$884
Accrued liabilities	4,311	2,557

Total current liabilities	5,553	3,441
Other liabilities	111	107

Total liabilities	5,664	3,548

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock: $0.001 par value; 10,000,000 authorized; none issued and outstanding at December 31, 2004 and 50,000,000 shares authorized; 25,186,747 shares issued and outstanding at December 31, 2003	—	25
Common stock: $0.001 par value; 56,666,666 authorized, 14,371,439 issued and outstanding at December 31, 2004; and 21,000,000 shares authorized, 1,329,369 shares issued and outstanding at December 31, 2003	14	1
Additional paid-in capital	114,698	58,686
Deferred stock compensation	(1,231)	(432)
Accumulated deficit	(41,173)	(44,039)

Total stockholders’ equity	72,308	14,241

Total liabilities and stockholders’ equity	$77,972	$17,789

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(in thousands, except share and
	per share data)
Net revenues	$38,166	$21,838	$10,041
Cost of revenues(1)	9,542	6,311	3,646

Gross profit	28,624	15,527	6,395

Operating expenses
Sales and marketing(1)	16,235	11,997	7,728
Research and development(1)	5,034	3,676	2,156
General and administrative(1)	4,706	2,609	2,749

Total operating expenses	25,975	18,282	12,633

Income (loss) from operations	2,649	(2,755)	(6,238)
Interest income (expense) and other income, net	439	171	283

Income (loss) before provision for taxes	3,088	(2,584)	(5,955)
Provision for income taxes	222	—	—

Net income (loss)	$2,866	$(2,584)	$(5,955)

Net income (loss) per share (see Note 2)
Basic	$0.73	$(1.97)	$(4.73)

Diluted	$0.23	$(1.97)	$(4.73)

Weighted average number of shares used in per share calculations (see Note 2)
Basic	3,946	1,309	1,260

Diluted	12,368	1,309	1,260

(1)	Includes the following stock-based compensation

	Year Ended December 31,

	2004	2003	2002

Cost of revenues	$90	$56	$51
Sales and marketing	525	257	342
Research and development	84	89	160
General and administrative	352	146	278

	$1,051	$548	$831

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional	Deferred		Total
					Paid-In	Stock	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

	(in thousands, except share and per share data)
Balances at December 31, 2001	25,186,747	25	1,265,225	1	58,065	(1,292)	(35,500)	21,299
Exercise of stock options for cash at $0.44 - $1.50 per share	—	—	42,803	—	39	—	—	39
Deferred stock compensation for stock option grants	—	—	—	—	140	(140)	—	—
Fair value of options issued for services	—	—	—	—	23	—	—	23
Amortization of deferred stock compensation	—	—	—	—	—	808	—	808
Net loss	—	—	—	—	—	—	(5,955)	(5,955)

Balances at December 31, 2002	25,186,747	25	1,308,028	1	58,267	(624)	(41,455)	16,214
Exercise of stock options for cash at $0.44 - $1.50 per share	—	—	21,341	—	28	—	—	28
Deferred stock compensation for stock option grants	—	—	—	—	401	(366)	—	35
Fair value of options issued for services	—	—	—	—	22	—	—	22
Cancellation of options	—	—	—	—	(32)	32	—	—
Amortization of deferred stock compensation	—	—	—	—	—	526	—	526
Net loss	—	—	—	—	—	—	(2,584)	(2,584)

Balances at December 31, 2003	25,186,747	25	1,329,369	1	58,686	(432)	(44,039)	14,241
Exercise of warrants for Series C preferred stock	33,006	—	—	—	—	—	—	—
Net exercise of warrants for common stock	—	—	2,602	—	—	—	—	—
Exercise of stock options for cash at $0.04 - $7.14 per share	—	—	82,871	—	149	—	—	149
Deferred stock compensation for stock option grants	—	—	—	—	1,701	(1,701)	—	—
Fair value of options issued for services	—	—	—	—	181	—	—	181
Cancellation of options	—	—	—	—	(32)	32	—	—
Conversion of preferred stock to common stock	(25,219,753)	(25)	8,957,389	9	16	—	—	—
Issuance of common stock in initial public offering	—	—	4,000,000	4	53,998	—	—	54,002
Repurchase of restricted stock	—	—	(792)	—	(1)	—	—	(1)
Amortization of deferred stock compensation	—	—	—	—	—	870	—	870
Net income	—	—	—	—	—	—	2,866	2,866

Balances at December 31, 2004	—	$—	14,371,439	$14	$114,698	$(1,231)	$(41,173)	$72,308

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,866	$(2,584)	$(5,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	420	351	417
Non-employee stock compensation and amortization of deferred stock compensation	1,051	583	831
Allowance for doubtful accounts	3	28	144
Provision for excess and obsolete inventory	(165)	48	24
Changes in operating assets and liabilities:
Accounts receivable	(2,021)	(1,513)	(459)
Inventory	(608)	560	(205)
Prepaid expenses and other assets	(433)	(29)	24
Accounts payable	358	472	160
Accrued and other liabilities	1,758	1,404	368

Net cash provided by (used in) operating activities	3,229	(680)	(4,651)

Cash flows from investing activities:
Purchase of property and equipment	(525)	(238)	(163)

Net cash used in investing activities	(525)	(238)	(163)

Cash flows from financing activities:
Proceeds from sale of common stock	55,800	—	—
Stock issuance costs	(1,798)	—	—
Proceeds from exercise of stock options for common stock	149	28	39

Net cash provided by financing activities	54,151	28	39

Net increase (decrease) in cash and cash equivalents	56,855	(890)	(4,775)
Cash and cash equivalents at beginning of year	11,711	12,601	17,376

Cash and cash equivalents at end of year	$68,566	$11,711	$12,601

Supplemental disclosure of cash flow information:
Deferred stock-based compensation	1,669	334	140

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company
      VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company develops, markets and sells medical devices to treat venous diseases. In March 1999, the Company sold its first product in the United States. In October and November 1999, the Company launched commercial sales of the Closure System in the United States at meetings of the American College of Surgeons and American College of Phlebology.
      The Company has funded its operations through the issuance of convertible preferred and common stock, and from operations. The Company completed its initial public offering of common stock in October 2004. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including the dependence on a limited product line; limited manufacturing, marketing and sales experience; reliance on key individuals; potential competition from larger, more established companies and uncertainty of future profitability.
      On July 15, 2004, the Company established the entity VNUS Medical Technologie GmbH at: Markstrasse 2, 71384 Weinstadt, Germany. The subsidiary is responsible for direct marketing and sales in the European Union of medical devices supplied by the Company for the treatment of venous disease. The Company also continues to market and sell their products through distributors in portions of the European Union.

Note 2 —	Summary of Significant Accounting Policies
      Net Income (Loss) Per Share. The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares subject to repurchase by the Company. Basic net income (loss) per share excludes the dilutive effect of potential stock options including stock options, common stock subject to repurchase, and warrants. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.
      The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net income (loss) available to common stockholders, basic and diluted	$2,866	$(2,584)	$(5,955)

Denominator:
Weighted average common shares outstanding	3,947	1,318	1,278
Weighted average unvested common shares subject to repurchase agreements	(1)	(9)	(18)

Weighted average common shares outstanding used in computing basic net income (loss) per share	3,946	1,309	1,260

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Effect of dilutive securities:
Stock options, warrants, weighted average unvested common shares subject to repurchase agreements	8,422	—	—

Total shares, diluted	12,368	1,309	1,260

Net income (loss) per common share:
Basic	$0.73	$(1.97)	$(4.73)

Diluted	$0.23	$(1.97)	$(4.73)

      The following outstanding convertible preferred stock and warrants, common stock warrants, employee stock options and unvested common shares subject to repurchase were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Year Ended December 31,

	2004	2003	2002

Convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	8,957	8,957
Convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	13	13
Common stock warrants	—	147	147
Stock options	38	1,389	975
Unvested common shares subject to repurchase agreements	—	4	14

	38	10,510	10,106

      Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Cash and Cash Equivalents. The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, 2003 and 2002 the Company held its cash and cash equivalents in a checking account, a money market account and an investment account with high credit quality financial institutions.
      Fair Value of Financial Instruments. The Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accrued liabilities and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments.
      Inventory. Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.
      Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or the lease term of the respective assets,

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if applicable. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.
      The depreciation and amortization period for property and equipment categories are as follows:

Furniture and fixtures	3 years
Computer and office equipment	3 years
Laboratory equipment	5 years
Software	3 to 5 years
      Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Repairs and maintenance are charged to operations as incurred.
      Long-lived Assets. The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.
      Revenue Recognition. The Company sells its disposable catheters and radio frequency generators to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users.
      Revenues from the sale of the Company’s disposable catheters and RF generators are recognized when persuasive evidence of an arrangement exists, title has transferred, the seller’s price is fixed or determinable and collectibility is reasonably assured. The Company’s domestic sales return policy allows customers to return unused products for a period within 30 days subject to restocking fees. The Company’s international sales return policy allows customers to return unused products for a period within 60 days subject to restocking fees. The Company makes provisions for estimated returns and allowances based on historical levels. To date, returns and allowances have not been significant.
      Warranty. The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The warranty expense has been insignificant for all periods presented.
      Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred.
      Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses incurred in the years ended December 31, 2004, 2003 and 2002 were $229,000 and $184,000 and $0 respectively.
      Stock-based Compensation. The Company uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No 25,” in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information regarding net income (loss) is presented as if the Company recorded compensation expense based on the fair value of stock-based awards in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” is as follows (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$2,866	$(2,584)	$(5,955)
Add: Employee stock-based compensation expense included in reported net income, net of tax	809	526	808
Deduct: Employee stock-based compensation expense determined under fair value based method, net of tax	(925)	(627)	(898)

Pro forma net income (loss)	$2,750	$(2,685)	$(6,045)

Weighted average number of shares used in per share calculation:
Basic	3,946	1,309	1,260
Diluted	12,368	1,309	1,260
Pro forma net income (loss) per share:
Basic	$0.70	$(2.05)	$(4.80)
Diluted	$0.22	$(2.05)	$(4.80)
      The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over four or five years and additional option grants are expected to be made in future years.
      The value of each option granted was estimated on the date of grant with the following weighted average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.64- 3.62%	1.95- 3.04%	2.49- 4.39%
Expected life (in years)	4	4	4
Dividend yield	—	—	—
Volatility	65%	—	—
      Note: Prior to the initial public offering, the minimum value method was used.
      Based on the above assumptions, the weighted average fair value of employee stock option grants was $6.85, $2.50 and $2.47 per share for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.
      Income Taxes. The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
      Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) effective as of the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See above, Stock-Based Compensation for the pro forma net income (loss) and net income (loss) per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method to measure compensation expense for employee stock incentive awards. The Company is evaluating the impact of the adoption of SFAS 123(R) and has not yet determined whether the adoption of the new standard will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 3 —	Concentration of Credit Risk
      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions in the United States and internationally. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents. The Company’s cash investment policies limit cash investments to short-term, low-risk investments.
      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represents more than 10% of the accounts receivable amount or revenues for any period presented.
      Most of the Company’s products require premarket clearances from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. The Company’s current products have received Food and Drug Administration clearance or are exempt from such clearance. There can be no assurance that the Company’s future products will receive required marketing clearances. If the Company was denied such clearances or such clearances were delayed, it would have a materially adverse impact on the Company.
      The Company relies on Byers Peak, Inc. to manufacture its RF generators. The Company expects that Byers Peak, Inc. will be a sole-source supplier of the RF generators in the future. The Company also relies on sole-source suppliers to manufacture some of the components used in its disposable catheters. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede its ability to meet demand.

Note 4 —	Operating Segment and Geographic Information
      The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with SFAS No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Related Information,” the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.
      The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Year Ended
	December 31,

	2004	2003	2002

United States	96%	96%	94%
Europe	3%	3%	6%
Other international	1%	1%	—

	100%	100%	100%

Catheters	77%	72%	67%
RF Generators	18%	24%	31%
Accessories	5%	4%	2%

	100%	100%	100%

      Essentially all of the Company’s long-lived assets are located in the United States.

Note 5 —	Balance Sheet Components

	December 31,

	2004	2003

Inventory
Finished goods	$626	$317
Raw materials and sub-assemblies	876	290
Radio-frequency generators	142	264

	$1,644	$871

Property and equipment, net
Furniture and fixtures	$138	$91
Computers and office equipment	493	366
Leasehold improvements	924	827
Laboratory equipment	735	498
Software	442	348
Equipment installation in progress	—	77

	2,732	2,207
Less: Accumulated depreciation and amortization	(1,636)	(1,216)

	$1,096	$991

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Accrued liabilities
Payroll and related expenses	$692	$410
Sales commissions and bonuses	2,402	1,803
Other	1,217	344

	$4,311	$2,557

Note 6 —	Income Taxes
      At December 31, 2004, the Company had net operating loss carryforwards of approximately $32.4 million and $22.5 million for federal and state jurisdictions, respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire in various periods through 2022 and the state net operating loss carryforwards expire in various periods through 2012. The Company had federal and state research tax credit carryforwards of approximately $928,000 and $934,000, respectively. The federal research credits expire in various periods through 2022 and the California research credits can be carried forward indefinitely.
      The difference between the U.S. federal statutory income tax rate (benefit) and the Company’s effective tax rate were as follows:

	Years Ended December 31,

	2004	2003	2002

U.S. federal statutory income tax rate	35.00%	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	6.40%	(5.83)%	—
Deferred tax benefits utilized	(59.03)%	(16.58)%	—
Accruals, allowances and reserves	4.72%	54.38%	27.94%
Amortization of stock-based compensation	11.14%	8.45%	5.18%
Other	8.93%	(6.42)%	0.88%

	7.16%	0.00%	0.00%

      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets
Net operating loss carryforwards	$12,470	$13,784
Tax credits	1,661	1,445
Accruals, allowances and reserves	564	460
Depreciation and amortization	494	619
Other	134	123

Total gross deferred tax assets	15,323	16,431
Valuation allowance	(15,323)	(16,431)

Net deferred tax assets	$—	$—

      Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

Note 7 —	Commitments and Contingencies
      Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2007. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $815,000, $672,000 and $668,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
      At December 31, 2004, future minimum lease payments are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2005	$771
2006	795
2007	388
2008	1

$1,955

      Indemnifications. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
      Purchase Commitments. At December 31, 2004, the Company had approximately $752,000 in non-cancelable purchase commitments with suppliers.
      Contingencies. The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 —	Warrants
      In connection with the bridge loan financing entered into in February and April 2001, the Company issued warrants to purchase 140,000 shares of common stock at an exercise price of $7.14 per share. The fair value of these warrants at the date of grant was estimated using the Black-Scholes option pricing model based on the estimated value of the underlying stock, a volatility rate of 70%, no dividends, a risk-free interest rate ranging from 4.52% to 4.59% and an expected life of three years. The value was determined to be approximately $299,000. This amount is included as a component of stockholders’ equity and is included in 2001 interest expense. As of December 31, 2004, the warrants had not been exercised. The warrants expire January 31, 2006.
      In connection with its facility lease entered into in January 2001, the Company issued warrants to purchase 6,666 shares of common stock at an exercise price of $7.68 per share. The fair value of these warrants at the date of grant was estimated using the Black-Scholes option pricing model based on the

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated value of the underlying stock, a volatility rate of 70%, no dividends, a risk-free interest rate of 4.75% and an expected life of three years. The value was determined to be approximately $21,000. This amount is included as a component of stockholders’ equity and is expensed over the term of the lease and included in general and administrative expense. As of December 31, 2004, these warrants were exercised in full on a non-cash net exercise basis resulting in an issuance of 2,602 common shares.
      In connection with a note payable entered into in June 1998, a warrant was issued to purchase 44,118 fully paid and non-assessable shares of Series C preferred stock at an exercise price of $1.70 per share. The warrant holders exercised these warrants in a cashless exercise on June 30, 2004 and received 33,006 shares of Series C preferred stock which was converted into common stock at the Company’s initial public offering in October 2004. There are no warrants to purchase preferred stock outstanding at December 31, 2004.

Note 9 —	Convertible Preferred Stock
      As of December 31, 2004, there were no outstanding shares of convertible preferred stock.
      As of December 31, 2003, the Company had convertible preferred stock outstanding as follows (in thousands, except share and per share data):

		Original					Proceeds
		Issue Price		Shares	Shares	Liquidation	Net of
Series	Date of Issuance	Per Share		Authorized	Outstanding	Amount	Issuance Costs

Series A-1	January 1995	$0.10		2,537,500	2,537,500	$254	$243
Series A-2	October 1995	$0.30		2,030,000	2,030,000	609	609
Series A-3	March 1996	$0.90		1,015,000	1,015,000	914	913
Series B	August 1996	$1.20		1,691,667	1,691,667	2,030	2,029
Series C	May 1997/May 2001	$1.70	(1)	6,616,888	4,936,032	8,391	7,936
Series D	February/April 1999	$2.00		8,750,000	8,074,250	16,149	16,122
Series E	August 2001	$5.12		5,152,000	4,902,298	25,100	24,979
Undesignated				22,206,945	—	—	—

				50,000,000	25,186,747	$53,447	$52,831

(1)	The Company originally issued 4,694,835 shares of Series C preferred stock in May 1997 at a price of $1.70 per share. In addition, 241,197 and 33,006 shares of Series C preferred stock were issued upon exercise of Series C warrants in May 2001 and June 2004, respectively. See Note 8, Warrants.

Note 10 —	Common Stock
      On September 20, 2004, the Company’s Board of Directors approved a 2-for-3 reverse stock split of its common shares. On October 14, 2004, the stockholders also approved the reverse stock split, which became effective on October 14, 2004, and an amendment and restatement of our Certificate of Incorporation and Bylaws, which became effective on October 20, 2004. All common stock data presented herein have been restated to retroactively reflect this reverse stock split.

Note 11 —	Stock Option Plans
      In 1995, the Company established the 1995 Stock Plan (the “1995 Plan”) covering employees, directors and consultants of the Company. Under the terms of the 1995 Plan, incentive and nonqualified stock options and stock purchase rights could be granted for up to 1,008,000 shares of the Company’s authorized but

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unissued common stock. In May 2000, upon the adoption of the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Company ceased granting options under the 1995 Plan.
      In May 2000, the Company established the 2000 Plan covering employees, directors and consultants of the Company. Under the terms of the 2000 Plan, incentive and nonqualified stock options and stock purchase rights may be granted. Initially, 420,000 shares of the Company’s authorized but unissued common stock were available for grant under the 2000 Plan. On each anniversary of the 2000 Plan’s adoption by the Board of Directors, the share reserve was automatically increased by 98,000 shares. In 2001 and 2002, the shareholders approved a 300,000 and a 133,333 share increase to the 2000 Plan, respectively. In January 2004, the shareholders approved a 333,333 share increase to the 2000 Plan. In October 2004, the shareholders approved (i) an 800,000 share increase to the 2000 Plan, which increased the number of authorized shares of common stock issuable under the 2000 Plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, further increase the number of shares reserved for issuance under the 2000 Plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of our common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the 2000 Plan, provided that the maximum number of shares of our common stock that may be issued upon the exercise of incentive stock options during the term of the 2000 Plan may not exceed 6,378,666.
      Under the terms of the 1995 Plan and the 2000 Plan, options have a maximum term of 10 years and vest over schedules determined by the Board of Directors. Certain options, upon the discretion of the plan administrator, are exercisable prior to becoming vested, and subject to the Company’s right to repurchase the unvested shares at the exercise price. Nonqualified stock options may be granted to employees and consultants at no less than 85% of the fair market value of the stock at the date of the grant.
      In 2001, the Board of Directors approved a severance plan for management and key employees whereby a change in control in the Company would accelerate vesting of options under certain conditions.
      Activity under the 1995 and 2000 Plans is as follows:

		Options Outstanding
	Options			Weighted
	Available		Range of	Average
	for Future	Number of	Exercise	Exercise
	Grant	Options	Prices	Price

Balances at December 31, 2001	192,229	809,743	$0.04-$7.14	2.40
Authorized	398,000	—	—	—
Granted	(272,766)	272,766	1.50	1.50
Exercised	—	(42,803)	0.04-1.50	0.91
Terminated/cancelled	57,105	(65,105)	0.61-7.14	3.47

Balances at December 31, 2002	374,568	974,601	$0.04-$7.14	2.15
Authorized	98,000	—	—	—
Granted	(489,915)	489,915	1.50	1.50
Exercised	—	(21,341)	0.43-1.50	1.32
Terminated/cancelled	50,010	(53,814)	0.43-7.14	2.66

Balances at December 31, 2003	32,663	1,389,361	$0.04-$7.14	1.92
Authorized	1,231,333	—	—	—
Granted	(477,944)	477,944	3.00-16.70	5.41
Exercised	—	(82,871)	0.04-7.14	1.79
Terminated/cancelled	101,632	(104,712)	0.71-10.50	2.87

Balances at December 31, 2004	887,684	1,679,722	$0.04-$16.70	$2.86

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

	Options Outstanding		Options Exercisable

		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
Exercise Prices	Options	Life (in Years)	Options	Price

$ 0.04	1	0.54	1	$0.04
0.11	21,700	1.10	21,700	0.11
0.32	2,016	1.36	2,016	0.32
0.43	11,560	1.92	11,559	0.43
0.61	45,145	2.82	45,140	0.61
0.71	200,687	4.64	200,353	0.71
1.50	825,889	7.63	525,381	1.50
3.00	295,511	9.18	63,551	3.00
6.00	29,226	9.48	1,694	6.00
7.14	131,552	5.90	130,073	7.14
9.00	18,896	9.54	1,761	9.00
10.50	52,873	9.69	465	10.50
12.60	2,666	9.80	—	12.60
13.19	4,000	9.95	—	13.19
13.75	5,000	9.92	—	13.75
14.20	3,600	9.96	—	14.20
14.91	4,400	9.94	—	14.91
15.00	20,000	9.82	—	15.00
16.70	5,000	9.91	—	16.70

	1,679,722	7.33	1,003,694	$2.11

      The Company’s stock plans only approve early exercise upon approval of the Company’s plan administrator. At December 31, 2004, there were no shares subject to repurchase.
      Employee Deferred Stock Based Compensation. Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock.
      The deferred stock compensation is amortized to expense over the vesting period of the individual awards, generally four years. The amortization method used is in accordance with FIN 28. The Company recorded unearned stock-based compensation of approximately $1,701,000, $366,000 and $140,000 during the years ended December 31, 2004, 2003 and 2002 respectively. Deferred stock compensation amortized to expense during these respective periods was approximately $870,000, $526,000 and $808,000, respectively.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company granted stock options to employees with exercise prices below their estimated fair market value as follows:

				Weighted
				Average
		Weighted	Weighted	Intrinsic
	Number of	Average	Average	Value
	Options	Exercise	Fair Value	Per
Grants Made During Quarter Ended	Granted	Price	Per Share	Share

March 31, 2003	224,950	$1.50	$2.12	$0.62
June 30, 2003	67,296	$1.50	$2.06	$0.56
September 30, 2003	77,142	$1.50	$2.49	$0.99
December 31, 2003	88,471	$2.01	$4.05	$2.04
March 31, 2004	168,620	$3.00	$6.51	$3.51
June 30, 2004	144,883	$3.77	$10.56	$6.79
September 30, 2004	49,391	$9.93	$13.31	$3.38
December 31, 2004	24,130	$10.73	$15.21	$4.48
      The valuation used to determine the estimated fair value of the equity instruments was retrospective until the Company’s IPO in October 2004.
      Stock Compensation Expense Related to Consultant Services. During the years ended December 31, 2004, 2003 and 2002, the Company granted options to consultants to purchase 17,663, 19,000 and 9,400 shares of common stock, respectively, in exchange for services, at a range of exercise prices between $0.72 and $10.50 per share. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected lives of one to five years; risk-free interest rates ranging between 1.32% to 6.80% and expected volatility of 65% to 71%. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options. In 2004, 2003 and 2002, the Company recorded stock compensation expense of $181,000, $22,000 and $23,000, respectively.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Employee Benefit Plans
      The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. There have been no contributions by the Company (approved or payable) through December 31, 2004.

Note 13 —	Selected Quarterly Financial Data (unaudited):
      The following tables present the Company’s operating results expressed in dollars and as a percent of revenues for each of the eight quarters ending December 31, 2004. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.

	Dec. ’04	Sept. ’04	June ’04	Mar. ’04	Dec. ’03	Sept. ’03	June ’03	Mar. ’03

	(in thousands)
	(unaudited)
Net revenues	$11,186	$10,116	$9,230	$7,634	$7,485	$5,978	$4,615	$3,760
Cost of revenues(1)	2,845	2,562	2,285	1,850	1,945	1,756	1,460	1,150

Gross profit	8,341	7,554	6,945	5,784	5,540	4,222	3,155	2,610
Total operating expenses(1)	7,651	6,494	6,443	5,387	5,574	4,792	4,272	3,644

Income (loss) from operations	690	1,060	502	397	(34)	(570)	(1,117)	(1,034)
Interest income (expense) and other, net	340	46	21	32	38	26	50	57

Income (loss) before provision for income taxes	1,030	1,106	523	429	4	(544)	(1,067)	(977)
Provision for income taxes	(16)	(111)	(52)	(43)	—	—	—	—

Net income (loss)	$1,014	$995	$471	$386	$4	$(544)	$(1,067)	$(977)

(1)	Includes charges for stock-based compensation in the following amounts:

Cost of revenues	$26	$26	$24	$14	$10	$14	$15	$17
Operating expenses	284	270	273	134	93	121	135	143

Total	$310	$296	$297	$148	$103	$135	$150	$160

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. ’04	Sept. ’04	June ’04	Mar. ’04	Dec. ’03	Sept. ’03	June ’03	Mar. ’03

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.4	25.3	24.8	24.2	26.0	29.4	31.6	30.6

Gross profit	74.6	74.7	75.2	75.8	74.0	70.6	68.4	69.4
Total operating expenses	68.4	64.2	69.8	70.6	74.5	80.1	92.6	96.9

Income (loss) from operations	6.2	10.5	5.4	5.2	(0.5)	(9.5)	(24.2)	(27.5)
Interest income (expense) and other, net	3.0	0.4	0.2	0.4	0.5	0.4	1.1	1.5

Income (loss) before provision for income taxes	9.2	10.9	5.6	5.6	0.0	(9.1)	(23.1)	(26.0)
Provision for income taxes	(0.1)	(1.1)	(0.6)	(0.6)	—	—	—	—

Net income (loss)	9.1%	9.8%	5.0%	5.0%	0.0%	(9.1)%	(23.1)%	(26.0)%

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.     Other Information
      None.
PART III
Item 10:     Directors and Executive Officers of the Registrant
      Executive officers are elected annually by the Board and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 25, 2005.
Executive Officers and Directors
      The following table sets forth specific information regarding our executive officers and directors expected to be in office upon completion of this offering:

Name	Age	Position

Brian E. Farley	47	President and Chief Executive Officer, Director
Timothy A. Marcotte	48	Chief Financial Officer and Vice President, Finance and Administration
William A. Perry	40	Vice President, Worldwide Marketing and International Sales
Scott H. Cramer	43	Senior Vice President, U.S. Sales
Robert G. McRae	36	Senior Vice President, Manufacturing and Research & Development
      Brian E. Farley joined VNUS in 1995 as General Manager and was the first employee. Mr. Farley has served as a member of our board of directors and as our President and Chief Executive Officer since January 1996. Prior to joining VNUS, Mr. Farley was employed in various management and executive positions in research and development, clinical research and business development by Guidant Corporation, a medical device company, and in the medical device division of Eli Lilly and Company, a diversified healthcare company. Mr. Farley holds both a B.S. in Engineering with an emphasis in Biomedical Engineering and an M.S. in Electrical Engineering from Purdue University.
      Timothy A. Marcotte joined VNUS in April 2004 as Chief Financial Officer and Vice President, Finance and Administration. From October 2002 to April 2004, Mr. Marcotte was an independent financial consultant. From November 1999 to October 2002, Mr. Marcotte served as the Chief Financial Officer of Repeater Technologies, Inc., a wireless communications equipment manufacturer. In addition, Mr. Marcotte served as the Chief Operating Officer of Repeater Technologies, Inc. from December 2000 to September 2002, and Chief Executive Officer of Repeater Technologies, Inc. from September 2002 to October 2002. A petition was filed on behalf of Repeater Technologies, Inc. under the federal bankruptcy laws in October 2002. From March 1999 to November 1999, Mr. Marcotte was an independent financial consultant. From July 1997 to March 1999, Mr. Marcotte served as Vice President of Finance and Chief Financial Officer at Sunrise Technologies International, Inc., a laser medical device manufacturer. Mr. Marcotte holds both a B.S. in Anthropology/ Zoology and an M.B.A. from the University of Michigan.
      William A. Perry joined VNUS in February 2003 as Vice President, Worldwide Marketing and International Sales. From February 2001 to November 2002, he served as Vice President of Marketing & Sales at EndoVasix, Inc., an endovascular device company. Mr. Perry served as Vice President of Marketing & Sales (Europe) at Symphonix Devices, Inc., a company specializing in implantable hearing systems, from January 1999 to February 2001. Prior to January 1999, Mr. Perry held various management positions at Tenerus, Inc., a software company, Influence Medical Technologies, Ltd., a urologic/gynecologic device company, Indigo Medical, Inc., a medical device company acquired by Johnson & Johnson, Coherent, Inc., a laser medical device manufacturer, and Kastle Systems, a commercial real estate systems company. Mr. Perry holds a B.S. in International Politics with a concentration in International Economics from Georgetown University and a Masters in International Management from the American Graduate School of International Management — Thunderbird.
      Scott H. Cramer joined VNUS in October 2000 as Vice President of North American Sales. From July 1997 to September 2000, Mr. Cramer was employed by EndoSonics Corporation, a cardiovascular device company, most recently as Vice President U.S. Sales. From February 1996 to July 1997, Mr. Cramer served first as the Eastern Region Manager and then as the National Sales Manager at Cardiometrics, Inc., a medical device company. From June 1990 to December 1995, Mr. Cramer held several positions at Baxter Healthcare Corporation’s cardiovascular division. Mr. Cramer holds a B.S. degree in Finance from the Philadelphia College of Textiles and Science.
      Robert G. McRae joined VNUS in October 2001 as a Senior Manufacturing Manager. Mr. McRae was promoted to Director of Manufacturing Operations in April 2002, and to Vice President, Manufacturing and Research & Development in February 2003. From June 2000 to October 2001, Mr. McRae was employed by QuinStreet, Inc., an online marketing company, first as a Software Engineer and later as a Software Configuration Manager. He held various management and manufacturing engineering positions at VNUS from October 1997 to June 2000, and at Stryker Endoscopy, a division of Stryker Corporation, a medical device company, from May 1996 to October 1997. From 1987 to 1993, Mr. McRae served in the United States Navy as an Instructor/ In-Flight Ordnanceman. Mr. McRae holds a B.S. in Mechanical Engineering from San Jose State University and an M.B.A. from Santa Clara University.

Item 11:	Executive Compensation
      The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Item 13:	Certain Relationships and Related Transactions
      The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Item 14:	Principal Accountant Fees and Services
      The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.
PART IV

Item 15:	Exhibits and Financial Statement Schedules
      (a) 1. Consolidated Financial Statements and Supplementary Data:
      The following financial statements are included herein under Item 8:

Page
Number

Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets at December 31, 2004 and December 31, 2003	48
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2004	49
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2004	50
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2004	51
Notes to Consolidated Financial Statements	52
2. Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	72
3. Exhibit Index

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Form of Amended and Restated Certificate of Incorporation, to be in effect upon the completion of the offering (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
3.2		Form of Amended and Restated Bylaws, to be in effect upon the completion of the offering (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
3.3		Amended and Restated Certificate of Incorporation, currently in effect (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)
3.4		Amended and Restated Bylaws, currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)
3.5		Amendment to Amended and Restated Certificate of Incorporation currently in effect (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on October 15, 2004.)
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/ A 333-117640, filed on October 15, 2004.)
4.2		Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
4.3		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form No. 333-117640, filed on July 23, 2004.)
4.4		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and SPI Commerce Park, LP. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.2#	2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.3#	First Amendment to 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.4#	1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.5#	First Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.6#	Second Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.7#	VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.8#*	Form of Stock Option Agreement Under the 2000 Equity Incentive Plan, as amended.
10	.9#	Summary of the 2004 Bonus Payments and 2005 Salary for the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated March 25, 2005.)
10	.10#	Summary of the 2004 Bonus Payments and 2005 Salaries for Executive Officers (incorporated by reference to the Company’s Report on Form 8-K dated March 16, 2005.)
10	.11#	Form of Indemnification Agreement for Directors and Officers. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)

Exhibit
Number		Description

10.12		RF Generator Development Agreement between VNUS Medical Technologies, Inc. and Byers Peak, Inc. dated February 20, 2004 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)
10.13		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
10.14		Lease by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated January 24, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.15		First Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.16		Second Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated February 13, 2004 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.17		Second Amendment to 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on July 23, 2004.)
21	*	List of Subsidiaries of VNUS Medical Technology, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.
(b) Exhibits.
      The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VNUS Medical Technologies, Inc.

By	/s/ Brian E. Farley

Brian E. Farley
President, Chief Executive Officer
and Director
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Brian E. Farley Brian E. Farley	President, Chief Executive Officer and Director	Date: March 31, 2005

By	/s/ Timothy A. Marcotte Timothy A. Marcotte	Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 31, 2005

By	/s/ H. DuBose Montgomery H. DuBose Montgomery	Chairman of the Board	Date: March 31, 2005

By	/s/ James Fitzsimmons James Fitzsimmons	Director	Date: March 31, 2005

By	/s/ Kathy LaPorte Kathy LaPorte	Director	Date: March 31, 2005

By	/s/ Edward Unkart Edward Unkart	Director	Date: March 31, 2005

FINANCIAL STATEMENT SCHEDULE
      SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Write-offs	Period

	(in thousands)
Allowance for Doubtful Accounts Year Ended:
December 31, 2002	$41	$189	$(66)	$164
December 31, 2003	$164	$43	$(15)	$192
December 31, 2004	$192	$105	$(102)	$195

Allowance for Excess and Obsolete Inventory Year Ended:
December 31, 2002	$124	$128	$(104)	$148
December 31, 2003	$148	$77	$(29)	$196
December 31, 2004	$196	$68	$(233)	$31

Allowance for Deferred Tax Assets Year Ended:
December 31, 2002	$13,427	$1,639	$—	$15,066
December 31, 2003	$15,066	$1,365	$—	$16,431
December 31, 2004	$16,431	$—	$(1,108)	$15,323

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Form of Amended and Restated Certificate of Incorporation, to be in effect upon the completion of the offering (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
3.2		Form of Amended and Restated Bylaws, to be in effect upon the completion of the offering (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
3.3		Amended and Restated Certificate of Incorporation, currently in effect (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)
3.4		Amended and Restated Bylaws, currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)
3.5		Amendment to Amended and Restated Certificate of Incorporation currently in effect (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on October 15, 2004.)
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/ A 333-117640, filed on October 15, 2004.)
4.2		Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
4.3		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form No. 333-117640, filed on July 23, 2004.)
4.4		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and SPI Commerce Park, LP. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.2#	2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.3#	First Amendment to 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.4#	1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.5#	First Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.6#	Second Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.7#	VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10	.8#*	Form of Stock Option Agreement Under the 2000 Equity Incentive Plan, as amended.
10	.9#	Summary of the 2004 Bonus Payments and 2005 Salary for the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated March 25, 2005.)
10	.10#	Summary of the 2004 Bonus Payments and 2005 Salaries for Executive Officers (incorporated by reference to the Company’s Report on Form 8-K dated March 16, 2005.)
10	.11#	Form of Indemnification Agreement for Directors and Officers. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
10.12		RF Generator Development Agreement between VNUS Medical Technologies, Inc. and Byers Peak, Inc. dated February 20, 2004 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on August 18, 2004.)

Exhibit
Number		Description

10.13		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on September 28, 2004.)
10.14		Lease by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated January 24, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.15		First Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.16		Second Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated February 13, 2004 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004.)
10.17		Second Amendment to 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A No. 333-117640, filed on July 23, 2004.)
21	*	List of Subsidiaries of VNUS Medical Technology, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.
(b) Exhibits.
      The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.