Form 10-Q
period 2005-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2005-05-12
CIK 1040666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-50988

VNUS Medical Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

VNUS Medical Technologies, Inc.
2200 Zanker Road, Suite F
San Jose, CA 95131
(Address of principal executive offices, including zip code)

(408) 473-1100
(Registrant’s Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of April 30, 2005, 14,479,110 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended March 31, 2005

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$68,298	$68,566
Accounts receivable, net	5,613	5,347
Inventories	2,199	1,644
Prepaid expenses and other current assets	515	677

Total current assets	76,625	76,234
Property and equipment, net	1,165	1,096
Other assets	651	642

Total assets	$78,441	$77,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$869	$1,242
Accrued liabilities	3,339	4,311

Total current liabilities	4,208	5,553
Other liabilities	110	111

Total liabilities	4,318	5,664

Contingencies (Note 4)

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	114,784	114,698
Deferred stock-based compensation	(1,040)	(1,231)
Accumulated deficit	(39,635)	(41,173)

Total stockholders’ equity	74,123	72,308

Total liabilities and stockholders’ equity	$78,441	$77,972

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net revenues	$11,192	$7,634
Cost of revenues (1)	2,730	1,850

Gross profit	8,462	5,784

Operating expenses
Sales and marketing (1)	4,439	3,521
Research and development (1)	988	990
General and administrative (1)	1,742	876

Total operating expenses	7,169	5,387

Income from operations	1,293	397
Interest income and other income, net	361	32

Income before provision for taxes	1,654	429
Provision for income taxes	116	43

Net income	$1,538	$386

Net income per share
Basic	$0.11	$0.04
Diluted	$0.10	$0.03
Weighted average number of shares used in per share calculations
Basic	14,403	1,341
Diluted	15,655	11,238

(1)	Includes the following charges for stock-based compensation:

	Three Months Ended
	March 31,
	2005	2004
Cost of revenues	$18	$14
Sales and marketing	89	72
Research and development	15	22
General administrative	76	40

	$198	$148

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,538	$386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	125	95
Stock-based compensation	198	148
Changes in operating assets and liabilities:
Accounts receivable	(266)	(308)
Inventories	(555)	(505)
Prepaid expenses and other assets	153	88
Accounts payable	(373)	1
Accrued and other liabilities	(972)	(805)

Net cash used in operating activities	(152)	(900)

Cash flows from investing activities:
Purchase of property and equipment	(194)	(181)
Other liabilities	(1)	4

Net cash used in investing activities	(195)	(177)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	79	30

Net cash provided by financing activities	79	30

Net decrease in cash and cash equivalents	(268)	(1,047)
Cash and cash equivalents at the beginning of the year	68,566	11,711

Cash and cash equivalents at the end of the period	$68,298	$10,664

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY

VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company develops, markets and sells medical devices to treat venous diseases. In late 1998, the Company introduced its Closure System in Europe. In October and November 1999, the Company launched commercial sales of the Closure System in the United States at meetings of the American College of Surgeons and American College of Phlebology.

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

On July 15, 2004, the Company established a subsidiary, VNUS Medical Technologie GmbH, in Germany. The subsidiary is responsible for direct marketing and sales of the Closure system and other medical devices supplied by the Company for the treatment of venous disease in Germany, Austria and France. The Company also continues to market and sell its products through distributors in certain areas of the European Union.

NOTE 2 – BASIS OF PRESENTATION

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three-month periods ended March 31, 2005 and March 31, 2004, and the financial position as of March 31, 2005 and December 31, 2004, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2005.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

On September 20, 2004, the Company’s Board of Directors approved a two for three reverse stock split of its common shares. Such reverse stock split was effected on October 14, 2004. All common stock data presented herein have been restated to retroactively reflect this stock split. On October 20, 2004, the Company completed its initial public offering of common stock. The Company sold 4,000,000 shares of common stock in the offering and selling stockholders sold 1,375,995 shares of common stock. All of the preferred stock outstanding immediately prior to the offering automatically converted into common stock in connection with the completion of the offering. Net proceeds to the Company were approximately $54.0 million, after deducting the underwriting discount and commissions and the expenses of the offering.

VNUS MEDICAL TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for the Company’s quarter ending March 31, 2006 and will apply to the Company’s employee stock option and stock purchase plans. The Company is currently evaluating the impact of the adoption of SFAS 123(R) and has not selected a transition method or valuation model. As such, the Company is unable to estimate the expected effect on its financial statements, but believes it will have a significant adverse impact on its results from operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).

NOTE 3 – INVENTORIES

	March 31,	December 31,
Components of Inventories (in thousands)	2005	2004
Raw materials and sub-assemblies	$797	$876
Finished goods	1,182	626
Radio-frequency generators	220	142

	$2,199	$1,644

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value.

NOTE 4 — CONTINGENCIES

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

VNUS MEDICAL TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro-forma effects on net income as if it had elected to use the fair value approach to account for all of its stock-based employee compensation plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$1,538	$386
Add: Employee stock-based compensation expense determined under the intrinsic method, net of tax	151	118
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(344)	(139)

Pro forma net income	$1,345	$365

Weighted average number of shares used in per share calculation
Basic	14,403	1,341
Diluted	15,502	11,238
Pro forma net income per share
Basic	$0.09	$0.04
Diluted	$0.09	$0.03

The weighted average per share fair value of options granted in the three months ended March 31, 2005 and 2004 was $11.49 and $3.00, respectively.

The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R “Share-Based Payment”. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within these footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

VNUS MEDICAL TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following assumptions were used for the Black-Scholes option pricing model for options granted in the periods presented:

	Three Months Ended
	March 31,
	2005	2004
Risk free interest rates	3.71 – 4.17%	2.79 - 3.12%
Expected Life (in years)	4.37	4.00
Dividend Yield	—	—
Volatility	56.14%	—	*
*Minimum value method used for options granted in the three-month period ended March 31, 2004.

NOTE 6 – NET INCOME PER SHARE

The Company adopted EITF Statement No. 03-06 “Participating Securities and the Two Class Method Under SFAS No. 128, Earnings Per Share,” during the period ended June 30, 2004. Basic net income per share excludes the dilutive effect of potential stock, including stock options, common stock subject to repurchase and warrants. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except per share data) and assumes that the price at which the convertible preferred stock automatically converts to common stock is in accordance with the conversion terms:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$1,538	$386
Net income allocated to participating preferred stockholders	—	(336)

Net income available to common stockholders — basic	$1,538	$50

Net income available to common stockholders — diluted	$1,538	$386

Denominator:
Weighted average common shares outstanding	14,403	1,344
Weighted average unvested common shares subject to repurchase agreements	—	(3)

Weighted average common shares outstanding used in computing basic net income per share	14,403	1,341

Effect of dilutive securities:
Stock options, warrants, weighted average unvested common shares subject to repurchase agreements, weighted average convertible preferred stock, unamortized deferred stock-based compensation	1,252	9,897

Total shares, diluted	15,655	11,238

Net income per common share:
Basic	$0.11	$0.04
Diluted	$0.10	$0.03

Anti-dilutive securities

The following outstanding options, warrants and convertible preferred stock (prior to the application of the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect, as calculated based on the weighted average closing price of common stock for the period (in thousands):

	March 31,
	2005	2004
Common stock warrants	—	147
Stock options	90	120

	90	267

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This financial review presents our operating results for the three-month periods ended March 31, 2005 and March 31, 2004. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

     Except for the historical information contained herein, this discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” below, as well as those discussed elsewhere. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.

Business Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Venous reflux disease, a progressive condition caused by incompetent vein valves, is characterized by the poor return of blood from the legs to the heart. The disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radiofrequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 80,000 patients have been treated using our Closure system since 1999.

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

For the three months ended March 31, 2005, we generated net revenues of $11.2 million and net income of $1.5 million. As of March 31, 2005, we have incurred cumulative losses of approximately $39.6 million. From inception to September 30, 2003 we were not profitable. We were profitable beginning in the last quarter of 2003 and have been profitable in each of the five quarters since.

We market the Closure system through a direct sales organization in the United States. On July 15, 2004, we established a subsidiary in Germany. This subsidiary is responsible for direct marketing and sales of the Closure system and other medical devices supplied by us for the treatment of venous disease in Germany, Austria and France. We also continue to market and sell our products through distributors in certain areas of the European Union.

Our customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.

Our net revenues are derived from the sale of disposable catheters, RF generators and accessory products, which comprised 73%, 22% and 5% of our net revenues, respectively, for the three-month period ended March 31, 2005. We manufacture, package and label our disposable catheters and outsource the manufacture of our RF generators and accessory packs.

We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first three months of 2005.

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

Warranty Costs. At the time we recognize revenues, we establish an accrual for estimated warranty expense associated with revenues, recorded as a component of cost of revenues. We offer a standard one-year limited warranty on our RF generator which is included in the sales price of the generator. Our estimate of costs to service our warranty obligations is based upon the number of units sold, historical and anticipated cost per claim and rates of warranty claims. We primarily estimate material costs based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Our service agreement with our RF generator manufacturer provides us with a one-year warranty from the date of shipment to us on all generators supplied. As such, our warranty expense is only required to cover those expenses not covered by our service agreement. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross profit could be adversely affected.

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

Income Taxes. We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future year or years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized.

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carryforwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of annual net losses from inception through December 31, 2003, recovery of the deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of the deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date.

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

Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and expenses associated with product development, expenses associated with preclinical and clinical studies and amortization of deferred stock-based compensation.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, legal fees, accounting fees, facilities expenses and amortization of deferred stock-based compensation.

Results of Operations

The following table sets forth our results of operations, expressed as percentages of revenues, for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of revenues	24.4	24.2

Gross profit	75.6	75.8
Operating expenses
Sales and marketing	39.6	46.1
Research & development	8.8	13.0
General & administrative	15.6	11.5

Total operating expenses	64.0	70.6

Income from operations	11.6	5.2
Interest income and other income, net	3.1	0.4

Income before provision for taxes	14.7	5.6
Provision for income taxes	1.0	0.6

Net Income	13.7%	5.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenues. Net revenues for the three-month period ended March 31, 2005 increased by approximately $3.6 million, or 47%, as compared to the same period in 2004. This increase resulted from an increase in the volume of disposable catheters and RF generators, partially offset by an approximately 5% decline in the average selling price of disposable catheters and an approximately 13% decrease in the average selling price of RF generators as compared to the three-month period ended March 31, 2004. We expect modest price discounting to continue throughout 2005. Disposable catheters represented 73%, RF generators represented 22% and accessories represented 5% of net revenues during the three-month period ended March 31, 2005 compared to 73% for disposable catheters, 23% for RF generators and 4% for accessories in the same period in 2004.

Gross profit. Gross profit margin for the three-month period ended March 31, 2005 was 75.6% compared with 75.8% for the three-month period ended March 31, 2004. While our domestic average selling price on catheters decreased approximately 5% during the March 2005 quarter compared to our average selling price during the first quarter of 2004, our manufacturing overhead was amortized over a greater number of catheters produced, lowering the average standard cost of a catheter. Our RF generators sold domestically experienced a decline in average selling price of approximately 13% during the March 2005 quarter, when compared to the March 2004 quarter, partially offset by a reduction in the average cost of a generator. These factors taken together resulted in relatively consistent gross profit margins in the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004. We expect gross margins to remain consistent with recent periods in the near term.

Sales and Marketing Expenses. Sales and marketing expenses increased 26%, to $4.4 million in the three-month period ended March 31, 2005 from $3.5 million in the three-month period ended March 31, 2004. The increase in expenses reflects a 40% increase in our direct sales force to better support our increased customer base, in addition to investments in additional marketing personnel and new marketing programs. These new programs include patient outreach programs consisting of patient education and screening events to be held across the U.S. and a television advertising campaign designed to educate the general public about the Closure procedure. As a percentage of net revenue, sales and marketing expense dropped to 39.6% in the three-month period ended March 31, 2005 compared with 46.1% in the three-month period ended March 31, 2004. We expect sales and marketing related expenses in dollars to increase in 2005 as we continue to expand our sales and marketing organizations.

Research and Development Expenses. Research and development expenses in the three-month period ended March 31, 2005 were $988,000, essentially flat when compared with the three-month period ended March 31, 2004. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations, in addition to new product development expenses. We expect research and development expenses to increase during 2005 as we continue to develop new products and conduct new clinical trials.

General and Administrative Expenses. General and administrative expenses incurred during the three-month period ended March 31, 2005 increased $866,000 to $1.7 million from $876,000 for the three-month period ended March 31, 2004. This 99% increase was primarily comprised of $393,000 in professional services fees primarily associated with public company compliance and our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, $244,000 in personnel-related expenses from the addition of finance and information technology personnel and $111,000 in insurance premiums. We expect general and administrative expenses to increase in 2005 primarily due to complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and other expenses associated with being a public company.

Interest Income and Other, Net. Interest income and other, net increased to $361,000 for the three-month period ended March 31, 2005 from $32,000 for the three-month period ended March 31, 2004, primarily due to increased average cash balances in 2005 and, to a lesser extent, higher interest rates earned on our interest-bearing accounts.

Provision for Income Taxes. We incurred income tax expenses of $116,000 in the three-month period ended March 31, 2005, a $73,000 increase over the three-month period ended March 31, 2004, primarily the result of a 286% increase in income before income taxes compared to the three-month period ended March 31, 2004 and, to a lesser extent, by a reduction in our effective tax rate. Our effective tax rate for the three-month period ended March 31, 2005 was 7% compared to an effective tax rate of 10% for the three-month period ended March 31, 2004. We expect our effective tax rate will be approximately 7% for the balance of 2005. However, if we are able to demonstrate consistent profitability throughout 2005, and we are able to establish that recovery of our deferred tax assets is more likely than not, we may conclude that we need to reduce the full valuation allowance established against our deferred tax assets. As a result, our effective tax rate for 2005 could differ significantly from our current expectations.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $68.3 million in cash and cash equivalents, $72.4 million in working capital and $110,000 in long term lease obligations. As of December 31, 2004, we had approximately $68.6 million in cash and cash equivalents, $70.7 million in working capital and $111,000 in long term lease obligations. The decrease in cash and cash equivalents primarily reflects cash used in operating activities of $152,000 and cash used in investing activities of $195,000, offset in part by proceeds from the exercise of stock options for common stock. The $1.7 million increase in working capital primarily reflects increases of $266,000 and $555,000 in accounts receivable and inventories, respectively, as well as a $972,000 reduction in accrued liabilities. As of March 31, 2004, we had approximately $10.7 million in cash and cash equivalents, $13.2 million in working capital and $111,000 in long term lease obligations. The increase in cash and cash equivalents compared with the same period a year ago was due primarily to the cash raised in our initial public offering in late 2004. We currently invest our cash and cash equivalents in a large money market fund consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers.

Net cash used in operating activities was $152,000 for the three-month period ended March 31, 2005, compared with net cash used by operations of $900,000 for the three-month period ended March 31, 2004. Net cash used in operating activities during the three-month period ended March 31, 2005 included a $972,000 decrease in accrued liabilities related primarily to the payment of the annual employee bonus, increases in inventory to support expected sales growth totaling $555,000, a decrease of $373,000 in accounts payable and a $266,000 increase in accounts receivable. These uses were partially offset by $1.5 million in net income and a decrease in prepaid expenses of $153,000. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.

Net cash used in investing activities totaled $195,000 for the three-month period ended March 31, 2005 compared with $177,000 for the three-month period ended March 31, 2004. For each of these periods, the net cash used in investing activities reflected purchases of property and equipment, mainly used in research and development, information technology, manufacturing processes, and facility improvements.

Net cash provided by financing activities totaled $79,000 for the first three month period ended March 31, 2005 compared with $30,000 for the three-month period ended March 31, 2004. These amounts reflect proceeds received from the exercise of stock options. We expect that proceeds from the exercise of stock options will increase in the near term due to the expiration on April 18, 2005 of transfer restrictions placed on certain shares of our common stock in connection with our initial public offering.

We expect that marketing, research and development and general and administrative expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company, including expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect to incur additional costs and expenses to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations, our existing cash balance and the proceeds from our initial public offering. However, our future capital requirements depend on numerous forward-looking factors. These factors include and are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number and timing of acquisitions and other strategic transactions.

We believe that our current cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds for marketing activities to develop new products and to acquire new products and technologies. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

Off-Balance Sheet Liabilities

We did not have any off-balance sheet liabilities as of March 31, 2005.

Contractual Obligations and Capital Expenditure Requirements

We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2007. At March 31, 2005, future minimum lease payments are as follows (in thousands):

Lease Payments
2005	$583
2006	795
2007	388
2008	1

$1,767

At March 31, 2005, we had approximately $1.8 million in non-cancelable purchase commitments with suppliers.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for our quarter ending March 31, 2006 and will apply to our employee stock option and stock purchase plans. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe it will have a significant adverse impact on our results from operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for us at the time we adopt SFAS 123(R).

Risk Factors

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system fails to achieve substantial market acceptance we may not generate sufficient revenues to continue our operations.

     Currently, our primary product offering is our Closure system, which is comprised of two components, our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator in the fourth quarter of 2004. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively new treatment procedure for venous reflux disease. We cannot assure you that our Closure procedure will compete effectively against vein stripping and ligation surgery. We may have difficulty gaining widespread acceptance of our Closure system among physicians for a number of reasons including:

•	lack of experience with our Closure procedure;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the results of any adverse long-term clinical studies relating to the safety or effectiveness of our Closure system;

•	the cost of our RF generator;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for the Closure system is reduced or discontinued.

     If physicians do not adopt our Closure system, we will not achieve greater, or maintain our current, revenues or remain profitable.

     Our success also depends on whether physicians view our Closure system as safe, effective and economically beneficial. We believe that physicians will not adopt our Closure system unless they determine, based on experience and other factors, that our Closure system is an attractive alternative to other available treatment methods, including vein stripping and endovenous laser ablation, or EVL. We also believe that recommendations and support of our Closure system by influential physicians and other healthcare providers are important for market acceptance and adoption.

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

     As of March 31, 2005, we had an accumulated deficit of approximately $39.6 million. Although we have been profitable for the last six fiscal quarters, we cannot assure you that we will sustain profitability or that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

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

     Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than the Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, we have begun to discount the sales price of our catheters and RF generators to improve our competitive position, which could cause our revenue or profit margins to decline and have an adverse effect on our results of operations.

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

     We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product liability insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management’s attention from our business. Any of these events could negatively affect our earnings and financial condition.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

     Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

     We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In November 2004, the codes to be used for 2005 by third-party payors and Medicare to identify and reimburse for our Closure procedure and the disposable catheters and other supplies used in the procedure were published by the American Medical Association, or AMA, and CMS. Due to a wide range of physician payment levels in 2004 for performing the Closure procedure in a hospital setting, the 2005 payment rates as established by CMS will be less for some physicians performing the Closure procedure in a hospital setting than in 2004. As a result, some physicians who currently perform the Closure procedure in a hospital may choose to perform the procedure in an office setting, which may delay catheter purchases, or they may reduce the number of procedures they perform, in which case our business may be harmed. Additionally, the establishment of new procedure codes by the AMA and reimbursement payment rates by CMS does not guarantee the coverage of those codes or procedures by private healthcare insurers. Private healthcare insurers may establish payment rates that are different from Medicare. In May 2005, CMS issued an interim final rule to update the list of covered procedures for ambulatory surgery centers (ASC) and included endovenous RF and laser ablation codes on this list, scheduled to go into effect July 5, 2005. The effect of this is to establish Medicare reimbursement to the ASC at an average national rate of $510. This rate is likely to be inadequate to cover the cost of performing these procedures.

     If doctors do not treat multiple veins during a procedure, or perform varicose vein removal adjunctively with the Closure procedure, some hospitals or ASCs may view the 2005 reimbursement rate as inadequate to support the purchase of our disposable catheter. Furthermore, for some governmental payors, such as the Medicaid program, reimbursement differs from state to state, and some state Medicaid programs may not reimburse for our procedure in an adequate amount, if at all. Any lack of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our Closure system could harm our business and reduce our revenues.

     Our international success is dependent upon the availability of reimbursement within prevailing foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Closure system, and these efforts are expected to continue. To the extent our Closure system has historically received reimbursement under a foreign healthcare payment system, such reimbursement has typically been significantly less than the reimbursement provided in the United States. If adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Closure system outside of the United States may decrease and we may fail to achieve or maintain significant non-U.S. sales.

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

     We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. For example, our Vice President, Account and Market Development, terminated his employment by us in the first quarter of 2005. Subsequent to the end of the first quarter of 2005, our Vice President, Worldwide Marketing and International Sales, terminated his employment. We are currently actively recruiting to fill the Worldwide Marketing and International Sales role.

To successfully grow our business, we will need to attract additional qualified management, technical and sales personnel.

     To successfully grow our business, we will need to attract additional qualified management, technical and sales personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intensely competitive. We rely on direct sales employees to sell our Closure system in the United States. We plan to expand our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and sales activities.

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

Any failure in our efforts to train physicians could reduce the market acceptance of our products and reduce our revenues.

     There is a learning process involved for physicians to become proficient in the use of our products. It is critical to the success of our sales efforts to adequately train a sufficient number of physicians and to provide them with adequate instruction in the use of our Closure system and RFS devices. Following completion of training, we rely on the trained physicians to advocate the benefits of our products in the broader marketplace. Convincing physicians to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If physicians are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our Closure system or RFS devices.

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

     Compliance with these regulations can be complex, expensive and time-consuming. While we believe we and our third-party manufacturers and suppliers have complied with these regulations in the past, and continue to do so on an ongoing basis, our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, orders for repair, replacement or refund, customer notifications, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities or those of our suppliers are possible. If we are required to shut down our manufacturing operations or recall any of our products, we may not be able to provide our customers with the quantity of products they require, and we could lose customers and suffer reduced revenue. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth could be limited and our business could be harmed.

     We are also subject to medical device reporting (“MDR”) regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2004, we have submitted 41 medical device reports. In 36 cases, a thrombus, or blood clot, was noticed at varying lengths of time after the Closure procedure was performed. In four cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the FDA via the MDR process. Information on the events leading to the patient’s death is incomplete. The treating physician’s office has informed us that the patient was free of deep vein thrombosis at a routine ultrasound scan performed two days after the procedure. The next day the patient contacted the physician’s office indicating the patient did not feel well. The patient was then seen by the treating physician seven days after treatment. On the 12th day after treatment the patient reported shortness of breath and saw a primary care physician who referred the patient to a hospital emergency room. The patient was admitted to the hospital and diagnosed with pulmonary emboli. No treatment details are available. We do not have sufficient information to determine which of the two procedures may have caused, or had a major contribution to, the pulmonary emboli. We have not received any report of malfunction of the equipment used in the Closure procedure. This is the first report we have received of a patient death following treatment with our catheter or system. Pulmonary embolism is a known risk from any surgical procedure including our radiofrequency procedure, and is described in our risk factors and product labeling. We believe that none of these incidents were caused by design faults or defects in the product. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recall or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.

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

Modifications to our products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearance or approvals are obtained.

     Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a pre-market approval application. The Food and Drug Administration requires every manufacturer to make this determination in the first instance, but the Food and Drug Administration may review any manufacturer’s decision. We have made modifications to elements of our Closure system and RFS devices for which we have not sought additional 510(k) clearance. The Food and Drug Administration may not agree with our decisions regarding whether new clearances or approvals are required. If the Food and Drug Administration disagrees with us, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the Food and Drug Administration determines, for any reason, that our products are not safe or effective. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

We sell our products internationally and are subject to various risks relating to such international activities which could harm our international sales and profitability.

     During the years ended December 31, 2003 and December 31, 2004, and the three-month period ended March 31, 2005, 4%, 4%, and 5%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of April 30, 2005, we had 14,479,110 shares of common stock outstanding. All of these shares are freely tradable without restriction or further registration under the federal securities laws, pursuant to Rule 144, 144(k) and 701, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales for the three-month period ended March 31, 2005 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.

     Our exposure to interest rate risk at March 31, 2005 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, in high-quality corporate issuers, via a large money market fund. This fund maintains an average investment maturity of 90 days or less. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective at the reasonable assurance level.

Change in internal control

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. To date, we have used approximately $474,000 of the proceeds from our initial public offering for sales and marketing activities, approximately $78,000 of the proceeds from our initial public offering for clinical research and product developing activities and approximately $2,568,000 of the proceeds from our initial public offering for working capital and other general corporate purposes.

We expect to use the remaining net proceeds from our initial public offering to fund our operations, including sales and marketing activities, clinical research and development and for working capital and other general corporate purposes. In addition, we may use a portion of the remaining net proceeds from our initial public offering to acquire products, technologies or businesses that are complementary to our own.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. l 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.
Date: May 12, 2005
/s/ Timothy A. Marcotte

Timothy A. Marcotte
Chief Financial Officer
(Principal Financial and Accounting Officer and
Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. l 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350