Form 10-Q
period 2005-06-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2005-08-12
CIK 1040666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO                    .
Commission file number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3216535 (I.R.S. Employer Identification Number)
VNUS Medical Technologies, Inc.
2200 Zanker Road, Suite F
San Jose, CA 95131
(Address of principal executive offices, including zip code)
(408) 473-1100
(Registrant’s Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2005, 14,760,911 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended June 30, 2005

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,486	$68,566
Short-term investments	21,143	—
Accounts receivable, net	6,505	5,347
Inventories, net	2,522	1,644
Prepaid expenses and other current assets	640	677

Total current assets	79,296	76,234
Property and equipment, net	1,263	1,096
Other assets	667	642

Total assets	$81,226	$77,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,071	$1,242
Accrued liabilities	3,775	4,311

Total current liabilities	4,846	5,553
Other liabilities	103	111

Total liabilities	4,949	5,664

Contingencies (Note 5)
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	115,296	114,698
Deferred stock-based compensation	(782)	(1,231)
Accumulated deficit	(38,252)	(41,173)

Total stockholders’ equity	76,277	72,308

Total liabilities and stockholders’ equity	$81,226	$77,972

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$12,314	$9,230	$23,506	$16,864
Cost of revenues (1)	3,145	2,285	5,875	4,135

Gross profit	9,169	6,945	17,631	12,729

Operating expenses
Sales and marketing (1)	4,973	3,942	9,412	7,463
Research and development (1)	1,024	1,302	1,904	2,251
General and administrative (1)	2,070	1,199	3,920	2,116

Total operating expenses	8,067	6,443	15,236	11,830

Income from operations	1,102	502	2,395	899
Interest income and other income, net	385	21	746	53

Income before provision for taxes	1,487	523	3,141	952
Provision for income taxes	104	52	220	95

Net income	$1,383	$471	$2,921	$857

Net income per share
Basic	$0.09	$0.05	$0.20	$0.08
Diluted	$0.09	$0.04	$0.19	$0.08
Weighted average number of shares used in per share calculations
Basic	14,561	1,357	14,483	1,349
Diluted	15,601	11,516	15,644	11,351

(1)	Includes the following charges for stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of revenues	$16	$24	$35	$38
Sales and marketing	29	147	117	219
Research and development	16	16	31	39
General administrative	67	109	143	149

	$128	$296	$326	$445

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,921	$857
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	266	193
Non-employee stock compensation and amortization of deferred stock-based compensation	326	445
Changes in operating assets and liabilities:
Accounts receivable	(1,158)	(1,081)
Inventories	(878)	(728)
Prepaid expenses and other assets	12	(124)
Accounts payable	(171)	412
Accrued and other liabilities	(544)	(87)

Net cash provided by (used in) operating activities	774	(113)

Cash flows from investing activities:
Purchase of short-term investments	(21,143)	—
Purchase of property and equipment	(433)	(278)

Net cash used in investing activities	(21,576)	(278)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	722	62

Net cash provided by financing activities	722	62

Net decrease in cash and cash equivalents	(20,080)	(329)
Cash and cash equivalents at the beginning of the year	68,566	11,711

Cash and cash equivalents at the end of the period	$48,486	$11,382

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — THE COMPANY
VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company develops, markets and sells medical devices to treat venous diseases. In late 1998, the Company introduced its Closure System in Europe. In October and November 1999, the Company launched the Closure System in the United States.
The Company has funded its operations through the issuance of convertible preferred stock and common stock, and from operations. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including the dependence on a limited product line; limited manufacturing, marketing and sales experience; reliance on key individuals; potential competition from larger, more established companies and uncertainty of future profitability. The Company completed its initial public offering of common stock in October 2004.
NOTE 2 — BASIS OF PRESENTATION
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations for the three- and six-month periods ended June 30, 2005 and June 30, 2004, the Company’s financial position as of June 30, 2005 and December 31, 2004, and the Company’s cash flows for the six-month periods ended June 30, 2005 and June 30, 2004, and such adjustments consist of items of a normal recurring nature. Certain prior-period amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2005.
The preparation of condensed consolidated financial statements in conformity with accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
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

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This statement is effective for the Company’s quarter ending March 31, 2006 and will apply to the Company’s employee stock option plans. The Company is currently evaluating the impact of the adoption of SFAS 123(R), and has not selected a transition method or valuation model. As such, the Company is unable to estimate the expected effect on its financial statements, but believes it will have a significant adverse impact on its results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).
NOTE 3 — SHORT-TERM INVESTMENTS
Investments designated as short-term consist of debt securities, and are reported at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income and other income, net. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.
The carrying value of cash equivalents approximates fair value due to the short period of time to maturity and fair values of short-term investments are based on quoted market prices.
NOTE 4 — INVENTORIES

	June 30,	December 31,
	2005	2004
Components of Inventories, net (in thousands)
Raw materials and sub-assemblies	$1,206	$876
Finished goods	942	626
Radio-frequency generators	374	142

	$2,522	$1,644

Inventories are stated at the lower of cost, which approximates actual cost under the first-in, first-out method, or market value.
NOTE 5 — CONTINGENCIES
The Company is subject to claims and assessments from time to time in the ordinary course of its business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 8, Subsequent Events, for the status of a patent infringement claim filed by the Company.

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6 — STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation arrangements using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro-forma effects on net income as if it had elected to use the fair value approach to account for all of its stock-based employee compensation plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.
The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$1,383	$471	$2,921	$857
Add: Employee stock-based compensation expense determined under the intrinsic method, net of tax	116	219	267	337
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(477)	(227)	(820)	(368)

Pro forma net income	$1,022	$463	$2,368	$826
Weighted average number of shares used in per share calculation
Basic	14,561	1,357	14,483	1,349
Diluted	15,376	11,517	15,429	11,352
Pro forma net income per share
Basic	$0.07	$0.04	$0.16	$0.08
Diluted	$0.07	$0.04	$0.15	$0.07
The weighted average per share fair value of options granted in the three-month periods ended June 30, 2005 and 2004 was $11.02 and $3.77, respectively. The weighted average per share value of options granted in the six-month periods ended June 30, 2005 and 2004 was $11.29 and $3.31, respectively.
The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of SFAS 123(R). Compensation expense calculated under SFAS 123(R) may differ from amounts currently disclosed within these footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123(R), the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following assumptions were used for the Black-Scholes option pricing model for options granted in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004		2005	2004
Risk free interest rates	3.77 - 4.00%	3.39 - 3.93%		3.71 - 4.00%	2.79 - 3.93%
Expected Life (in years)	3.78	4.00		3.78	4.00
Dividend Yield	—	—		—	—
Volatility	53.73%	—	*	53.73%	—	*

*	Minimum value method used for options granted in the three- and six-month periods ended June 30, 2004.
NOTE 7 — NET INCOME PER SHARE
The Company adopted EITF Statement No. 03-06, “Participating Securities and the Two Class Method Under SFAS No. 128, Earnings Per Share,” during the period ended June 30, 2004. Basic net income per share excludes the dilutive effect of potential stock, including stock options, common stock subject to repurchase and warrants. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except per share data) and assumes that the price at which the convertible preferred stock automatically converts to common stock is in accordance with the conversion terms:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,383	$471	$2,921	$857
Net income allocated to participating preferred stockholders	—	(409)	—	(745)

Net income available to common stockholders — basic	$1,383	$62	$2,921	$112

Net income available to common stockholders — diluted	$1,383	$471	$2,921	$857

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Denominator:
Weighted average common shares outstanding	14,561	1,357	14,483	1,350
Weighted average unvested common shares subject to repurchase	—	—	—	(1)

Weighted average common shares outstanding used in computing basic net income per share	14,561	1,357	14,483	1,349

Effect of dilutive securities:
Stock options, warrants, weighted average unvested common shares subject to repurchase, weighted average convertible preferred stock, unamortized deferred stock-based compensation	1,040	10,159	1,161	10,002

Total shares, diluted	15,601	11,516	15,644	11,351

Net income per common share:
Basic	$0.09	$0.05	$0.20	$0.08
Diluted	$0.09	$0.04	$0.19	$0.08

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Anti-dilutive securities
The following outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect, as calculated based on the weighted average closing price of common stock for the period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock options	136	—	108	—
NOTE 8 — SUBSEQUENT EVENTS
On July 21, 2005, the Company filed a complaint for patent infringement against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) in the United States District Court for the Northern District of California, entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., alleging infringement of the Company's U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe these patents. VNUS is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. Diomed has not yet filed a response to the complaint.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three- and six-month periods ended June 30, 2005 and June 30, 2004. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.
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
Business Overview
We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Venous reflux disease, a progressive condition caused by incompetent vein valves, is characterized by the poor return of blood from the legs to the heart. The disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radiofrequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 100,000 patients have been treated using our Closure system since 1999. We began a limited introduction of our RFS™ family of products, which can be used for perforator vein ablation, in January 2005. We are targeting the full commercial launch of the RFS™ family of products during the fourth quarter of 2005.
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
For the three months ended June 30, 2005, we generated net revenues of $12.3 million and net income of $1.4 million. As of June 30, 2005, we have incurred cumulative losses of approximately $38.3 million. From inception to September 30, 2003, we were not profitable. We were profitable beginning in the last quarter of 2003 and have been profitable in each of the six quarters since.
We market the Closure system through a direct sales organization in the United States and a subsidiary in Germany. We also market and sell our products through distributors throughout the world.
Most of our customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.
Our net revenues are derived from the sale of disposable catheters, RF generators and accessory products, which comprised 76%, 18% and 6% of our net revenues, respectively, for the three-month period ended June 30, 2005. We manufacture, package and label our disposable catheters and outsource the manufacture of our RF generators and accessory packs.
We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first six months of 2005.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.
Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.
We generally use contracts and/or customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify delivery. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
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
Valuation of Inventory. We value our inventory at the lower of cost or market. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. The allowance is measured as the difference between the current cost of the inventory and estimated market value and is charged to the provision for inventory obsolescence, which is a component of our cost of revenues. At the point of recognition of the loss, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology, or we produce inventory in excess of anticipated demand, we could be required to increase our inventory allowance and our gross profit could be adversely affected.
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
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based on the aging of account balances, collection history, credit quality of the customer and current economic conditions that may affect a customer’s ability to pay.
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
As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carry forwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of annual net losses from inception through December 31, 2003, recovery of the deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of the deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date.
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
Deferred Compensation Expense. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value"-based method of accounting for an employee stock option or similar equity investment.
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
Financial Operations Overview
Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and RF generators. Our installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a small portion of our revenues from the sale of accessory products.
Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products, depreciation and amortization of deferred stock-based compensation.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force base salary and incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services, clinical training and amortization of related deferred stock-based compensation.
Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and expenses associated with product development, expenses associated with preclinical and clinical studies and amortization of related deferred stock-based compensation.
General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, legal fees, accounting fees, facilities expenses and amortization of related deferred stock-based compensation.
Results of Operations
The following table sets forth our results of operations, expressed as percentages of revenues, for the three- and six-month periods ended June 30, 2005 and 2004, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.5	24.8	25.0	24.5

Gross profit	74.5	75.2	75.0	75.5

Operating expenses
Sales and marketing	40.4	42.7	40.0	44.3
Research & development	8.3	14.1	8.1	13.3
General & administrative	16.8	13.0	16.7	12.5

Total operating expenses	65.5	69.8	64.8	70.1

Income from operations	9.0	5.4	10.2	5.4
Interest income and other income, net	3.1	0.2	3.2	0.3

Income before provision for taxes	12.1	5.6	13.4	5.7
Provision for income taxes	0.9	0.6	1.0	0.6

Net Income	11.2%	5.0%	12.4%	5.1%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Revenues. Net revenues for the three-month period ended June 30, 2005 increased by approximately $3.1 million, or 33%, as compared to the same period in 2004. This increase resulted from an increase in the volume of disposable catheters and RF generators sold due to additional sales and marketing personnel, and the limited introduction of our RFS™ family of products, partially offset by an approximately 6% decline in the average selling price of disposable catheters and an approximately 10% decrease in the average selling price of RF generators as compared to the three-month period ended June 30, 2004. We expect modest price discounting to continue throughout 2005 due to increased competition coupled with the shift of our customers from the hospital to the office. Disposable catheters represented 76%, RF generators represented 18% and accessories represented 6% of net revenues during the three-month period ended June 30, 2005 compared to 76% for disposable catheters, 19% for RF generators and 5% for accessories in the same period in 2004. International sales amounted to 5% of total revenues in both periods. We expect the relative mix of product revenue and the mix of domestic versus international sales to remain approximately the same in the near term.
Gross profit. Gross profit margin for the three-month period ended June 30, 2005 was 74.5% compared with 75.2% for the three-month period ended June 30, 2004. The main contributors to this 70 basis point margin decrease were a decline in the average selling prices of our disposable catheters and RF generators as well as an unfavorable shift in product mix to lower margin accessory products. In the three-month period ended June 30, 2005, the average selling prices of our disposable catheters and RF generators declined approximately 6% and 10%, respectively, compared to the three-month period ended June 30, 2004. In the three-month period ended June 30, 2005, lower margin accessories and procedure packs comprised a greater percentage of revenue than in the three-month period ended June 30, 2004. The limited introduction of our RFS™ family of products also adversely affected margin.

These factors were partially mitigated by continued cost decreases in both catheters and generators. For the three-month period ended June 30, 2005, gross profit amounted to $9.2 million compared to $6.9 million in the three-month period ended June 30, 2004. We expect gross margin percentages to remain consistent with recent periods in the near term.
Sales and Marketing Expenses. Sales and marketing expenses increased 26% to $5.0 million in the three-month period ended June 30, 2005 from $3.9 million in the three-month period ended June 30, 2004. The increase in expenses reflects a 20% increase in our direct sales force to better support our increased customer base, in addition to a 31% increase in additional marketing personnel and new marketing programs. These new programs include patient outreach programs consisting of patient education and screening events being held across the United States and the launch of a television advertising campaign designed to educate the general public about the Closure procedure. As a percentage of net revenues, sales and marketing expense dropped to 40.4% in the three-month period ended June 30, 2005 compared with 42.7% in the three-month period ended June 30, 2004. Although we expect sales and marketing related expenses in dollars to increase in 2005 as we continue to expand our sales and marketing organizations, we expect expenses as a percentage of revenues to flatten or decline.
Research and Development Expenses. Research and development expenses in the three-month period ended June 30, 2005 were $1.0 million, a decrease of 21% from the three-month period ended June 30, 2004. The decrease of $278,000 was comprised primarily of $207,000 in consulting and $55,000 in research and development supplies and materials. A significant portion of the 2004 expenses were related to our RF generator redesign project, which we completed in late 2004. We expect research and development expenses in dollars to increase during 2005 as we continue to develop new products and conduct new clinical trials.
General and Administrative Expenses. General and administrative expenses incurred during the three-month period ended June 30, 2005 increased $871,000 to $2.1 million from $1.2 million for the three-month period ended June 30, 2004. The major factors which contributed to this 73% increase were primarily $247,000 in professional services related to compliance with additional regulations applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, $202,000 in accruals for audit and tax fees, $199,000 in personnel-related expenses from the addition of finance and information technology personnel, $112,000 in insurance premiums, and $105,000 in non-capitalized computer and software purchases. We expect general and administrative expenses in dollars to increase in 2005 primarily due to complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and other expenses associated with being a public company.
Interest Income and Other, Net. Interest income and other, net increased to $385,000 for the three-month period ended June 30, 2005 from $21,000 for the three-month period ended June 30, 2004, primarily due to increased average cash and short-term investment balances and, to a lesser extent, higher interest rates earned on our interest-bearing accounts.
Provision for Income Taxes. We incurred income tax expenses of $104,000 in the three-month period ended June 30, 2005, a $52,000 increase over the three-month period ended June 30, 2004, primarily as a result of increased income before income taxes compared to the three-month period ended June 30, 2004, partially offset by a reduction in our effective tax rate. Our effective tax rate for the three-month period ended June 30, 2005 was 7% compared to an effective tax rate of 10% for the three-month period ended June 30, 2004. We expect our effective tax rate will be approximately 7% for the balance of 2005. However, if we are able to demonstrate consistent profitability throughout 2005, and we are able to establish that recovery of our deferred tax assets is more likely than not, we may conclude that we need to reduce the full valuation allowance established against our deferred tax assets. As a result, our effective tax rate for 2005 could differ significantly from our current expectations.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Revenues. Net revenues for the six-month period ended June 30, 2005 increased by approximately $6.6 million, or 39%, as compared to the same period in 2004. This increase resulted from an increase in the volume of disposable catheters and RF generators sold, and the limited introduction of our RFS™ family of products, partially offset by an approximately 6% decline in the average selling price of disposable catheters and an approximately 11% decrease in the average selling price of RF generators as compared to the six-month period ended June 30, 2004. Disposable catheters represented 74%, RF generators represented 20% and accessories represented 6% of net revenues during the six-month period ended June 30, 2005 compared to 75% for disposable catheters, 21% for RF generators and 4% for accessories in the same period in 2004. International sales represented 5% of total revenue in both periods.
Gross profit. Gross profit margin for the six-month period ended June 30, 2005 was 75.0% compared with 75.5% for the six-month period ended June 30, 2004. This 50 basis point decrease was attributable to a decline in the average selling prices of both our catheters and RF generator, coupled with an unfavorable shift in product mix. In the six-month period ended June 30, 2005, the average selling prices of our disposable catheters and RF generators declined approximately 6% and 10%, respectively, compared to the six-month period ended June 30, 2004. In the six-month period ended June 30, 2005, lower margin accessories comprised a greater percentage of revenue than in the same six-month period in 2004. The limited introduction of our RFS™ family of products also adversely affected margin. These factors were partially mitigated by continued cost decreases in both catheters and generators. For the six-month period ended June 30, 2005, gross profit equaled $17.6 million, a 39% increase as compared to the same period in 2004.
Sales and Marketing Expenses. Sales and marketing expenses increased 26% to $9.4 million in the six-month period ended June 30, 2005 from $7.5 million in the six-month period ended June 30, 2004. Of the $1.9 million increase, $1.4 million was related to additional sales and marketing personnel. During the six-month period ended June 30, 2005, we increased the size of our sales force by an average of 30% to better serve and to expand our customer base and we increased the size of our marketing team by an average of 39% to increase support and communication to existing customers. The remainder of the increase, or $456,000, was attributable to marketing and advertising programs, including the patient outreach program and the recent launch of our television advertising campaign.
Research and Development Expenses. Research and development expenses in the six-month period ended June 30, 2005 were $1.9 million, down 15% when compared with the six-month period ended June 30, 2004. The decrease of $347,000 was mainly comprised of consulting fees related to our RF generator redesign project, which we completed in late 2004.
General and Administrative Expenses. General and administrative expenses incurred during the six-month period ended June 30, 2005 increased by $1.8 million to $3.9 million from $2.1 million for the six-month period ended June 30, 2004. This 85% increase was primarily comprised of $403,000 in personnel-related expenses resulting from additional finance and IT personnel, $350,000 in audit-related fees, $449,000 in consulting expenses related to compliance with additional regulations applicable to public companies, including compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, $223,000 in insurance premiums and $188,000 in non-capitalized computer and software purchases.
Interest Income and Other, Net. Interest income and other, net increased to $746,000 for the six-month period ended June 30, 2005 from $53,000 for the three-month period ended June 30, 2004, primarily due to increased average cash and short-term investment balances in 2005 and, to a lesser extent, higher interest rates earned on our interest-bearing accounts.
Provision for Income Taxes. We incurred income tax expenses of $220,000 in the six-month period ended June 30, 2005, a $125,000 increase over the six-month period ended June 30, 2004, primarily as a result of a 230% increase in income before income taxes compared to the six-month period ended June 30, 2004, partially offset by a reduction in our effective tax rate. Our effective tax rate for the six-month period ended June 30, 2005 was 7% compared to an effective tax rate of 10% for the six-month period ended June 30, 2004. We expect our effective tax rate will be approximately 7% for the balance of 2005. However, if we are able to demonstrate consistent profitability throughout 2005, and we are able to establish that recovery of our deferred tax assets is more likely than not, we may conclude that we need to reduce the full valuation allowance established against our deferred tax assets. As a result, our effective tax rate for 2005 could differ significantly from our current expectations.
Liquidity and Capital Resources
As of June 30, 2005, we had approximately $48.5 million in cash and cash equivalents, $21.1 million in short-term investments, $74.5 million in working capital and $103,000 in long-term lease obligations. As of December 31, 2004, we had approximately $68.6 million in cash and cash equivalents, no short-term investments, $70.7 million in working capital and $111,000 in long term lease obligations. The decrease in cash and cash equivalents during the six-month period ending June 30, 2005 primarily reflects cash used to purchase short-term investments, offset in part by cash generated by operating activities of $774,000 and by proceeds from the exercise of stock options for common stock. The $3.8 million increase in working capital primarily reflects increases of $1.1 million in cash and short-term investments and $1.2 million in accounts receivable, as well as a $171,000 and $544,000 reduction in accounts payable and accrued liabilities, respectively. As of June 30, 2004, we had approximately $11.4 million in cash and cash equivalents, no short-term investments, $14.0 million in working capital and $115,000 in long-term lease obligations. The increase in cash and cash equivalents compared with the same period a year ago was due primarily to the cash raised in our initial public offering in late 2004. We currently invest our cash in money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers, in accordance with our investment policy.
Net cash provided by operating activities was $774,000 for the six-month period ended June 30, 2005, compared with net cash used in operations of $113,000 for the six-month period ended June 30, 2004. Net cash provided by operating activities during the six-month period ended June 30, 2005 included net income of $2.9 million offset by a $1.2 million increase in accounts receivable due to increased revenues, an $878,000 increase in inventory to support expected sales growth, a decrease in accrued liabilities of $544,000 due to the payment of fiscal 2004 annual bonuses, and a decrease of $171,000 of accounts payable. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
Net cash used in investing activities totaled $21.6 million for the six-month period ended June 30, 2005 compared with $278,000 for the six-month period ended June 30, 2004. The net cash used in the six-month period ended June 30, 2005 primarily reflects cash used to purchase short-term investments, and to a lesser degree purchases of property and equipment. For the period ended June 30, 2004, the net cash used in investing activities reflected purchases of property and equipment, mainly used in research and development, information technology, manufacturing processes, and facility improvements.
Net cash provided by financing activities totaled $722,000 for the six-month period ended June 30, 2005 compared with $62,000 for the six-month period ended June 30, 2004. These amounts reflect proceeds received from the exercise of stock options. Proceeds from the exercise of stock options increased in the fiscal period ended June 30, 2005 due to the expiration on April 18, 2005 of transfer restrictions placed on certain shares of our common stock in connection with our initial public offering.
We expect that marketing, research and development and general and administrative expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company, including expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect to incur additional costs and expenses to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash and short-term investment balances. However, our future capital requirements depend on numerous forward-looking factors. These factors include and are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; costs of litigation; and the number and timing of acquisitions and other strategic transactions.
We believe that our current cash and cash equivalents, cash we expect to generate from operations, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds for marketing activities to develop new products and to acquire new products and technologies. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2005.
Contractual Obligations and Capital Expenditure Requirements
We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2010. At June 30, 2005, future minimum lease payments are as follows (in thousands):

Lease Payments
2005	397
2006	816
2007	411
2008	24
2009	23
2010	11

$1,682

At June 30, 2005, we had approximately $2.1 million in non-cancelable purchase commitments with suppliers.

Recent Accounting Pronouncements
In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This statement will be effective for our quarter ending March 31, 2006 and will apply to our employee stock option plans. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe it will have a significant adverse impact on our results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for us at the time we adopt SFAS 123(R).

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
     Currently, our primary product offering is our Closure system, which is comprised of two components, our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator in the fourth quarter of 2004. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively newer treatment procedure for venous reflux disease. We cannot assure you that our Closure procedure will compete effectively against vein stripping and ligation surgery. We may have difficulty gaining widespread acceptance of our Closure system among physicians for a number of reasons including:
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
     The medical device industry, including the market for venous reflux disease treatments, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. For example, in 2002, the first EVL product was cleared for marketing in the United States.

     Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. Most of these companies’ EVL systems for the treatment of venous reflux disease include lasers that are offered at prices that are lower than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than VNUS or may enjoy competitive advantages, including:
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
     Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. On July 21, 2005, we filed a Complaint for Patent Infringement against Diomed Holdings, Inc. in the United States District Court, Northern District of California, alleging infringement of four of our patents. We may incur substantial costs in pursuing this litigation and the outcome of this litigation is uncertain. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.
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
     Widespread adoption or use of our Closure system by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. To date, our Closure procedure typically has been reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as a guideline in setting their reimbursement policies. Actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure or not at all. Some private party payors have deemed the Closure procedure experimental and will not provide reimbursement until additional long-term data is available or published. Even to the extent our Closure procedure is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.
     We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In November 2004, the codes to be used for 2005 by third-party payors and Medicare to identify and reimburse for our Closure procedure and the disposable catheters and other supplies used in the procedure were published by the American Medical Association, or AMA, and CMS. Due to a wide range of physician payment levels in 2004 for performing the Closure procedure in a hospital setting, the 2005 payment rates as established by CMS are less for some physicians performing the Closure procedure in a hospital setting than the rates paid in 2004. As a result, some physicians who currently perform the Closure procedure in a hospital may choose to perform the procedure in an office setting, which may delay catheter purchases, or they may reduce the number of procedures they perform, in which case our business may be harmed. Additionally, the establishment of new procedure codes by the AMA and reimbursement payment rates by CMS does not guarantee the coverage of those codes or procedures by private healthcare insurers. Private healthcare insurers may establish payment rates that are different from Medicare. In May 2005, CMS issued an interim final rule to update the list of covered procedures for ambulatory surgery centers (ASC) and included endovenous RF and laser ablation codes on this list, which went into effect July 5, 2005. The effect of this is to establish Medicare reimbursement to the ASC at an average national rate of $510. This rate is likely to be inadequate to cover the cost of performing these procedures.
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
     As of June 30, 2005, we had an accumulated deficit of approximately $38.3 million. Although we have been profitable for the last seven fiscal quarters, we cannot assure you that we will sustain profitability or that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:
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
     In October 2004, we transitioned the manufacture of our RF generators to Byers Peak, Inc. Byers Peak, Inc. is, and we expect for the foreseeable future will be, a sole-source supplier of our RF generators. We and our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:
•	suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our disposable catheter components or RF generators;

•	switching components may require product redesign and submission to the Food and Drug Administration of a pre-market supplement or possibly a separate pre-market approval, either of which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.
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
     We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. For example, our Vice President, Account and Market Development, terminated his employment with us in the first quarter of 2005. Subsequent to the end of the first quarter of 2005, our Vice President, Worldwide Marketing and International Sales, terminated his employment. We recruited a replacement for our Vice President, Worldwide Marketing and International Sales position, but cannot assure you that we will be able to retain or recruit other qualified personnel in the event of any future terminations.
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
     We are also subject to medical device reporting (“MDR”) regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of June 30, 2005, we have submitted 42 medical device reports. In 37 cases, a thrombus, or blood clot, was noticed at varying lengths of time after the Closure procedure was performed. In four cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the Food and Drug Administration via the MDR process. This is the first report we have received of a patient death following treatment with our catheter or system. We believe that none of these incidents were caused by design faults or defects in our product. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recall or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
     During the years ended December 31, 2003 and December 31, 2004, and the six-month period ended June 30, 2005, 4%, 4%, and 5%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of July 29, 2005, we had 14,760,911 shares of common stock outstanding. All of these shares are freely tradable without restriction or further registration under the federal securities laws, pursuant to Rule 144, 144(k) and 701, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933.
     Additionally, existing stockholders holding an aggregate of approximately 7,800,000 shares of common stock, including shares of common stock underlying warrants, have the right, subject to some conditions, to require us to file a registration statement with the Securities and Exchange Commission or include their shares in registration statements that we may file for ourselves or other stockholders. If we register their shares of common stock, they can freely sell those shares in the public market.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales for the six-month period ended June 30, 2005 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at June 30, 2005 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies and high-quality corporate issuers, via a large money market fund and the purchase of individual debt instruments. The money market fund maintains an average investment maturity of 90 days or less while the short-term investments maintain an average investment maturity of less than twelve months. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4 — CONTROLS AND PROCEDURES
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
As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective at the reasonable assurance level.
Change in internal control
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of June 30, 2005, we were not involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. To date, we have used approximately $5.3 million of the proceeds from our initial public offering for sales and marketing activities, approximately $0.6 million of the proceeds from our initial public offering for clinical research and product developing activities and approximately $5.7 million of the proceeds from our initial public offering for working capital and other general corporate purposes.
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
Item 4 — Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 17, 2005 for the purpose of: (1) electing one director for a three-year term and until the election and qualification of his successor; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:
Proposal 1:

Director	Votes For	Abstentions	Broker Non-Votes
Edward W. Unkart	11,260,868	46,365	0
Proposal 2:
The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
11,285,149	21,024	1,060	0
Our directors that hold office following our annual meeting are James F. Fitzsimmons (Chairman of the Board), Brian E. Farley, Kathleen D. LaPorte, Lori M. Robson and Edward W. Unkart. On July 29, 2005, the board of directors appointed Michael J. Coyle to the board to fill the vacancy created as a result of H. DuBose Montgomery not standing for reelection at our 2005 annual meeting of stockholders.
Item 6. Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004) .

Exhibit No.	Description
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.

Date: August 12, 2005

/s/ Timothy A. Marcotte

Timothy A. Marcotte
Chief Financial Officer (Principal Financial and
Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350.