Form 10-Q
period 2005-09-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2005-11-14
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO. ______________.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, 14,814,634 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended September 30, 2005

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,914	$68,566
Short-term investments	21,456	—
Accounts receivable, net	6,348	5,347
Inventories, net	3,368	1,644
Prepaid expenses and other current assets	910	677

Total current assets	80,996	76,234
Property and equipment, net	1,418	1,096
Other assets	666	642

Total assets	$83,080	$77,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772	$1,242
Accrued liabilities	3,988	4,311

Total current liabilities	4,760	5,553
Other liabilities	95	111

Total liabilities	4,855	5,664

Contingencies (Note 5)
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	115,469	114,698
Deferred stock-based compensation	(618)	(1,231)
Accumulated deficit	(36,599)	(41,173)
Accumulated other comprehensive loss	(42)	—

Total stockholders’ equity	78,225	72,308

Total liabilities and stockholders’ equity	$83,080	$77,972

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$12,129	$10,116	$35,635	$26,980
Cost of revenues (1)	2,915	2,562	8,790	6,697

Gross profit	9,214	7,554	26,845	20,283

Operating expenses
Sales and marketing (1)	4,991	4,149	14,403	11,612
Research and development (1)	783	1,129	2,687	3,379
General and administrative (1)	2,124	1,216	6,044	3,333

Total operating expenses	7,898	6,494	23,134	18,324

Income from operations	1,316	1,060	3,711	1,959
Interest income and other income, net	458	46	1,204	99

Income before provision for taxes	1,774	1,106	4,915	2,058
Provision for income taxes	121	111	341	206

Net income	$1,653	$995	$4,574	$1,852

Net income per share
Basic	$0.11	$0.10	$0.31	$0.18
Diluted	$0.11	$0.09	$0.29	$0.16
Weighted average number of shares used in per share calculations
Basic	14,786	1,372	14,585	1,357
Diluted	15,611	11,681	15,624	11,486

(1)	Includes the following charges for stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of revenues	$16	$26	$51	$64
Sales and marketing	57	148	174	367
Research and development	13	22	44	60
General and administrative	60	100	203	250

	$146	$296	$472	$741

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,574	$1,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416	305
Non-employee stock compensation and amortization of deferred stock-based compensation	472	741
Changes in operating assets and liabilities:
Accounts receivable	(1,001)	(1,662)
Inventories	(1,724)	(855)
Prepaid expenses and other assets	(235)	(998)
Other long-term assets	(24)	13
Accounts payable	(470)	227
Accrued and other liabilities	(339)	1,011

Net cash provided by operating activities	1,669	634

Cash flows from investing activities:
Purchase of short-term investments	(21,498)	—
Purchase of property and equipment	(738)	(421)

Net cash used in investing activities	(22,236)	(421)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	915	76

Net cash provided by financing activities	915	76

Net (decrease) increase in cash and cash equivalents	(19,652)	289
Cash and cash equivalents at the beginning of the year	68,566	11,711

Cash and cash equivalents at the end of the period	$48,914	$12,000

See accompanying notes to condensed consolidated financial statements
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — THE COMPANY
VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company develops, markets and sells medical devices to treat venous diseases. In late 1998, the Company introduced its Closure® System in Europe. In late 1999, the Company launched the Closure System in the United States.
The Company has funded its operations through the issuance of convertible preferred stock and common stock, and through cash provided from operations. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including its dependence on a limited product line; limited manufacturing, marketing and sales experience; reliance on key individuals; potential competition from larger, more established companies and uncertainty of future profitability. The Company completed its initial public offering of common stock in October 2004.
NOTE 2 — BASIS OF PRESENTATION
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations for the three- and nine-month periods ended September 30, 2005 and September 30, 2004, the Company’s financial position as of September 30, 2005 and December 31, 2004, and the Company’s cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004, and such adjustments consist of items of a normal recurring nature. Certain prior-period amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2005.
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

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material adverse impact on the Company’s financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This Statement is effective for the Company’s quarter ending March 31, 2006, and will apply to the Company’s employee stock option plans. The Company is currently evaluating the impact of the adoption of SFAS 123(R), and has not selected a transition method or valuation model. As such, the Company is unable to estimate the expected effect on its financial statements, but believes it will have a significant adverse impact on its results of operations.
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
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 requires companies to apply voluntary changes in accounting principles on a retrospective basis unless it is impracticable to do so. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. Accordingly, companies must apply the new accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of this Statement are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the financial statements in periods in which a change in accounting principle is made.
In August 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 is not expected to have a material impact on the Company’s financial position and results of operations.
In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF Statement 05-6 (“EITF 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This Statement applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on the Company’s financial position and results of operations.

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3 — SHORT-TERM INVESTMENTS
At September 30, 2005, short-term investments are classified as available-for-sale securities and are reported at fair value. Investments designated as short-term consist of cash invested in money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income and other income, net. Unrealized gains and losses are recorded in other comprehensive income (loss) as a component of equity.
The carrying value of cash equivalents approximates fair value due to the short period of time to maturity, and fair values of short-term investments are based on quoted market prices.
NOTE 4 — INVENTORIES

	September 30,	December 31,
	2005	2004
Components of Inventories, net (in thousands)
Raw materials and sub-assemblies	$1,145	$876
Finished goods	1,768	626
Radio-frequency generators	455	142

	$3,368	$1,644

Inventories are stated at the lower of cost, which approximates actual cost under the first-in, first-out method, or market value.
NOTE 5 — CONTINGENCIES
The Company is subject to claims and assessments from time to time in the ordinary course of its business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 9, Subsequent Events, for the status of patent infringement claims filed by the Company.
NOTE 6 — STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation arrangements using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro-forma effects on net income as if it had elected to use the fair value approach to account for all of its stock-based employee compensation plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.
The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$1,653	$995	$4,574	$1,852
Add: Employee stock-based compensation expense determined under the intrinsic method, net of tax	125	224	392	561
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(543)	(260)	(1,353)	(618)

Pro forma net income	$1,235	$959	$3,613	$1,795

Weighted average number of shares used in per share calculation
Basic	14,786	1,372	14,585	1,357
Diluted	15,347	11,681	15,363	11,486
Pro forma net income per share
Basic	$0.08	$0.09	$0.25	$0.17
Diluted	$0.08	$0.08	$0.24	$0.16
The weighted average per share fair value of options granted in the three-month periods ended September 30, 2005 and 2004 was $12.03 and $9.93, respectively. The weighted average per share value of options granted in the nine-month periods ended September 30, 2005 and 2004 was $11.48 and $4.11, respectively.
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
The following assumptions were used for the Black-Scholes option pricing model for options granted in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Risk free interest rates	3.98 - 4.12%	3.08 - 3.48%		3.71 - 4.12%	2.64 - 3.48%
Expected Life (in years)	3.65	4.00		3.65	4.00
Dividend Yield	—	—		—	—
Volatility	51.22%	—	*	51.22%	—	*

*	Minimum value method used for options granted in the three- and nine-month periods ended September 30, 2004.
NOTE 7 — NET INCOME PER SHARE
The Company adopted EITF Statement No. 03-06, “Participating Securities and the Two Class Method Under SFAS No. 128, Earnings Per Share,” during the period ended September 30, 2004. Basic net income per share excludes the dilutive effect of potential stock, including stock options, common stock subject to repurchase and warrants. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except per share data) and assumes that the price at which the convertible preferred stock automatically converts to common stock is in accordance with the conversion terms:
VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,653	$995	$4,574	$1,852
Net income allocated to participating preferred stockholders	—	(863)	—	(1,605)

Net income available to common stockholders — basic	$1,653	$132	$4,574	$247

Net income available to common stockholders — diluted	$1,653	$995	$4,574	$1,852

Denominator:
Weighted average common shares outstanding	14,786	1,372	14,585	1,357

Effect of dilutive securities:
Stock options, warrants, weighted average convertible preferred stock, unamortized deferred stock-based compensation	825	10,309	1,039	10,129

Total shares, diluted	15,611	11,681	15,624	11,486

Net income per common share:
Basic	$0.11	$0.10	$0.31	$0.18
Diluted	$0.11	$0.09	$0.29	$0.16
Anti-dilutive securities
The following outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect, as calculated based on the weighted average closing price of common stock for the period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock options	304	—	177	—

VNUS MEDICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that have historically been excluded from net income and loss and reflected instead in equity. The following table presents our comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$1,653	$995	$4,574	$1,852
Unrealized loss on investments	(42)	—	(42)	—

Comprehensive income	$1,611	$995	$4,532	$1,852

NOTE 9 — SUBSEQUENT EVENTS
On October 12, 2005, the Company filed a complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) in the United States District Court for the Northern District of California, adding them as additional defendants to the complaint, entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., alleging infringement of the Company’s U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. AngioDynamics and Vascular Solutions have not yet filed a response to the complaint.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three- and nine-month periods ended September 30, 2005 and September 30, 2004. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited condensed consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.
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
Business Overview
We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease. Venous reflux disease, a progressive condition caused by incompetent vein valves, is characterized by the poor return of blood from the legs to the heart. The disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radiofrequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 100,000 patients have been treated using our Closure system since 1999. In January 2005, we began a limited introduction of our RFS™ family of products, which can be used for perforator vein ablation.
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
For the three months ended September 30, 2005, we generated net revenues of $12.1 million and net income of $1.7 million. As of September 30, 2005, we have incurred cumulative losses of approximately $36.6 million. From inception to September 30, 2003, we were not profitable. We were profitable beginning in the last quarter of 2003 and have been profitable in each of the seven quarters since.
We market the Closure system through a direct sales organization in the United States and a subsidiary in Germany. We also market and sell our products through distributors throughout the world.
Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.
Our net revenues are derived from the sale of disposable catheters, RF generators and accessory products, which comprised 76%, 18% and 6% of our net revenues, respectively, for the three-month period ended September 30, 2005. We manufacture, package and label our disposable catheters and outsource the manufacture of our RF generators and accessory packs.
We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first nine months of 2005.

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
We generally use contracts and/or customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify delivery. We assess whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
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
Valuation of Inventory. We value our inventory at the lower of cost or market. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. The allowance is measured as the difference between the current cost of the inventory and estimated market value and is charged to the provision for inventory obsolescence, which is a component of our cost of revenues. At the point of recognition of the loss, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, a higher incidence of inventory obsolescence because of rapidly changing technology, a change in patient preference, or otherwise, or we produce inventory in excess of anticipated demand, we could be required to increase our inventory allowance and our gross profit could be adversely affected.
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
As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carry forwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of annual net losses from inception through December 31, 2003, recovery of the deferred tax assets has been in doubt and we have established a valuation allowance against the entire balance of the deferred tax assets. During the fourth quarter of 2005, we will be evaluating the likelihood of recovery of our deferred tax assets, and if we conclude that recovery of these deferred tax assets is more likely than not, we may reverse some or all of our valuation allowance against the balance of the deferred tax assets.
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
Deferred Compensation Expense. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value”-based method of accounting for an employee stock option or similar equity investment.
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
Results of Operations
The following table sets forth our results of operations, expressed as percentages of revenues, for the three- and nine-month periods ended September 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.0%	25.3%	24.7%	24.8%

Gross profit	76.0%	74.7%	75.3%	75.2%

Operating expenses
Sales and marketing	41.2%	41.0%	40.4%	43.0%
Research & development	6.5%	11.2%	7.5%	12.5%
General & administrative	17.5%	12.0%	17.0%	12.4%

Total operating expenses	65.2%	64.2%	64.9%	67.9%

Income from operations	10.8%	10.5%	10.4%	7.3%
Interest income and other income, net	3.8%	0.5%	3.3%	0.4%

Income before provision for taxes	14.6%	11.0%	13.7%	7.7%
Provision for income taxes	1.0%	1.1%	1.0%	0.8%

Net Income	13.6%	9.9%	12.7%	6.9%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Revenues. Net revenues for the three-month period ended September 30, 2005 increased by approximately $2.0 million, or 20%, as compared to the same period in 2004. This increase resulted from an increase in the volume of disposable catheters and RF generators sold due to additional sales and marketing personnel, and the continued limited introduction of our RFS™ family of products, partially offset by an approximately 7% decline in the average U.S. selling price of disposable catheters and an approximately 13% decline in the average U.S. selling price of RF generators as compared to the three-month period ended September 30, 2004. We expect modest price discounting to continue due to increased competition coupled with the shift of our customers from the hospital to the office. Disposable catheters represented 76%, RF generators represented 18% and accessories represented 6% of net revenues during the three-month periods ended September 30, 2005 and September 30, 2004. International sales amounted to 2% and 3% of total sales for the seasonally slow three-month periods ended September 30, 2005 and 2004, respectively. We expect the relative mix of product revenue to remain approximately the same and international sales to increase as a percentage of revenues in the near term.

Gross Profit. Gross profit margin for the three-month period ended September 30, 2005 was 76.0% compared with 74.7% for the three-month period ended September 30, 2004. The main contributors to this 130 basis point margin increase were a decrease in the cost of the generator as we released a new, lower cost version in October 2004, and a decrease in the cost to produce our disposable catheters due to the amortization of fixed costs over a larger production volume. These gains were partially offset by discounting of disposable catheters and certain accessories.
For the three-month period ended September 30, 2005, gross profit amounted to $9.2 million compared to $7.6 million in the three-month period ended September 30, 2004. We expect gross margin percentages may decrease slightly in the near term due to continued pricing pressure.
Sales and Marketing Expenses. Sales and marketing expenses increased 20%, or $842,000, to $5.0 million in the three-month period ended September 30, 2005 from $4.1 million in the three-month period ended September 30, 2004. The increase in expenses reflects a 34% increase in our direct sales force to better support our increased customer base, in addition to a 38% increase in marketing personnel and new marketing programs. These new programs include patient outreach programs consisting of patient education and screening events being held across the United States, and a television advertising campaign designed to educate the general public about the Closure procedure. As a percentage of net revenues, for the three-month period ended September 30, 2005, sales and marketing expense was essentially the same compared with the three-month period ended September 30, 2004. Although we expect sales and marketing related expenses in dollars to increase in the near term as we expand our sales and marketing organizations, we expect expenses as a percentage of revenues to flatten or decline in future periods.
Research and Development Expenses. Research and development expenses in the three-month period ended September 30, 2005 were $783,000, a decrease of 31% from the three-month period ended September 30, 2004. The decrease of $346,000 was comprised primarily of $167,000 in personnel related expenses and $133,000 in project-related supplies, materials, studies, and consulting. A significant portion of the 2004 expenses were related to our RF generator redesign project, which we completed in late 2004. We expect research and development expenses in dollars to increase from current levels over the next several quarters as we continue development of new products and conduct new clinical trials.
General and Administrative Expenses. General and administrative expenses incurred during the three-month period ended September 30, 2005 increased $908,000 to $2.1 million from $1.2 million for the three-month period ended September 30, 2004. The major factors which contributed to this 75% increase were primarily $542,000 in professional services related to compliance with regulations applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, $96,000 in personnel-related expenses from the addition of finance and information technology personnel, $103,000 in insurance premiums, and $94,000 in non-capitalized computer and software purchases. We expect general and administrative expenses in dollars to continue to increase in the fourth quarter of 2005 primarily due to complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and other expenses associated with being a public company. We expect expenses to continue increasing beyond 2005, but at a slower rate than what we have experienced in 2005.
Interest Income and Other, Net. Interest income and other, net, increased to $458,000 for the three-month period ended September 30, 2005 from $46,000 for the three-month period ended September 30, 2004, primarily due to increased average cash and short-term investment balances and, to a lesser extent, higher interest rates earned on our interest-bearing accounts.
Provision for Income Taxes. We incurred income tax expenses of $121,000 in the three-month period ended September 30, 2005, a $10,000 increase over the three-month period ended September 30, 2004, primarily as a result of increased income before income taxes compared to the three-month period ended September 30, 2004, partially offset by a reduction in our effective tax rate. Our effective tax rate for the three-month period ended September 30, 2005 was 7% compared to an effective tax rate of 10% for the three-month period ended September 30, 2004. During the fourth quarter of 2005, we will be evaluating the probability of recovery of our deferred tax assets. If we conclude that recovery of these deferred tax assets is more likely than not, we may reverse some or all of our valuation allowance, which may have a material effect on our effective tax rate for 2005. As a result, our effective tax rate for 2005 could differ significantly from our effective tax rate in the three-month period ended September 30, 2005.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Revenues. Net revenues for the nine-month period ended September 30, 2005 increased by approximately $8.7 million, or 32%, as compared to the same period in 2004. This increase resulted from an increase in the volume of disposable catheters and RF generators sold, and the limited introduction of our RFS™ family of products, partially offset by an approximately 6% decline in the average selling price of disposable catheters and an approximately 12% decline in the average selling price of RF generators as compared to the nine-month period ended September 30, 2004. Disposable catheters represented 76%, RF generators represented 18% and accessories represented 6% of net revenues during the nine-month periods ended September 30, 2005 and September 30, 2004. International sales represented approximately 4% of total revenue in both periods.
Gross Profit. Gross profit margin for the nine-month period ended September 30, 2005 was 75.3% compared with 75.2% for the nine-month period ended September 30, 2004. This 10 basis point increase was primarily attributable to a decrease in the cost of the RF generator as a new lower cost RF generator was released in October 2004, partially offset by discounting of disposable catheters and procedure-related accessories, as well as an unfavorable shift in product mix to lower margin accessory products. For the nine-month period ended September 30, 2005, gross profit equaled $26.8 million, a 32% increase as compared to the same period in 2004.
Sales and Marketing Expenses. Sales and marketing expenses increased $2.8 million or 24% to $14.4 million in the nine-month period ended September 30, 2005 from $11.6 million in the nine-month period ended September 30, 2004. Of the $2.8 million increase, $2.1 million was related to additional sales and marketing personnel and their related expenses. During the nine-month period ended September 30, 2005, we increased the size of our sales force by an average of 33% to better serve and to expand our customer base and we increased the size of our marketing team by an average of 38% to increase support and communication to existing customers and patients. The remaining $700,000 of the increase was primarily attributable to marketing and advertising programs, including our patient outreach program and our television advertising campaign, which commenced in June 2005.
Research and Development Expenses. Research and development expenses in the nine-month period ended September 30, 2005 were $2.7 million, down $692,000 or 21%, when compared with research and development expenses of $3.4 million for the nine-month period ended September 30, 2004. The decrease included $493,000 in consulting fees and materials related to our RF generator redesign project, which we completed in October 2004, and was partially offset by research and development expenses in 2005 related to our RFS family of products.
General and Administrative Expenses. General and administrative expenses incurred during the nine-month period ended September 30, 2005 increased by $2.7 million to $6.0 million from $3.3 million for the nine-month period ended September 30, 2004. This 81% increase was primarily comprised of $841,000 in consulting expenses related to compliance with regulations applicable to public companies, including the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, $500,000 in audit and legal fees, $327,000 in insurance premiums and $206,000 in non-capitalized computer and software purchases.
Interest Income and Other, Net. Interest income and other, net, increased to $1.2 million for the nine-month period ended September 30, 2005 from $99,000 for the nine-month period ended September 30, 2004, primarily due to increased average cash and short-term investment balances in 2005 and, to a lesser extent, higher interest rates earned on our interest-bearing accounts.
Provision for Income Taxes. We incurred income tax expenses of $341,000 in the nine-month period ended September 30, 2005, a $135,000 increase over the nine-month period ended September 30, 2004, primarily as a result of a 139% increase in income before income taxes compared to the nine-month period ended September 30, 2004, partially offset by a reduction in our effective tax rate. Our effective tax rate for the nine-month period ended September 30, 2005 was 7% compared to an effective tax rate of 10% for the nine-month period ended September 30, 2004.
Liquidity and Capital Resources
As of September 30, 2005, we had approximately $48.9 million in cash and cash equivalents, $21.5 million in short-term investments, $76.2 million in working capital and $95,000 in long-term lease obligations. As of December 31, 2004, we had approximately $68.6 million in cash and cash equivalents, no short-term investments, $70.7 million in working capital and $111,000 in long-term lease obligations. The decrease in cash and cash equivalents during the nine-month period ended September 30, 2005 primarily reflects cash used to purchase short-term investments, offset in part by cash generated by operating activities of $1.7 million and by proceeds from the exercise of stock options for common stock of $915,000. The $5.5 million increase in working capital primarily reflects increases of $1.8 million in cash and short-term investments, $1.0 million increase in accounts receivable, $1.7 million increase in inventory, and a $235,000 increase in prepaid expenses, as well as a $470,000 and $339,000 reduction in accounts payable and accrued liabilities, respectively. As of September 30, 2004, we had approximately $12.0 million in cash and cash equivalents, no short-term investments, $15.3 million in working capital and $110,000 in long-term lease obligations. The increase in cash and cash equivalents compared with the same period a year ago was due primarily to the cash raised in our initial public offering in late 2004. We currently invest our cash in money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers, in accordance with our investment policy.

Net cash provided by operating activities was $1.7 million for the nine-month period ended September 30, 2005, compared with net cash provided in operations of $634,000 for the nine-month period ended September 30, 2004. Net cash provided by operating activities during the nine-month period ended September 30, 2005 included net income of $4.6 million offset by a $1.0 million increase in accounts receivable due to increased revenues, a $1.7 million increase in inventory to support expected sales growth, an increase in prepaid and other expenses of $235,000 due primarily to interest receivable from investments, a decrease in accrued liabilities of $339,000 due to the payment of fiscal 2004 annual bonuses, and a decrease of $470,000 of accounts payable. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
Net cash used in investing activities totaled $22.2 million for the nine-month period ended September 30, 2005 compared with $421,000 for the nine-month period ended September 30, 2004. The net cash used in the nine-month period ended September 30, 2005 primarily reflects cash used to purchase short-term investments, and to a much lesser degree, purchases of property and equipment. For the period ended September 30, 2004, the net cash used in investing activities reflected purchases of property and equipment, mainly used in research and development, information technology, manufacturing processes, and facility improvements.
Net cash provided by financing activities totaled $915,000 for the nine-month period ended September 30, 2005 compared with $76,000 for the nine-month period ended September 30, 2004. These amounts reflect proceeds received from the exercise of stock options.
We expect that operating expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company, including expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect to incur additional costs and expenses to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash and short-term investment balances. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; costs of litigation; and the number and timing of acquisitions and other strategic transactions.
We believe that our current cash and cash equivalents, cash we expect to generate from operations and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds for marketing activities to develop new products and to acquire new products and technologies. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2005.

Contractual Obligations and Capital Expenditure Requirements
We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2010. At September 30, 2005, future minimum lease payments are as follows (in thousands):

Lease Payments
2005	$198
2006	816
2007	411
2008	24
2009	23
2010	11

$1,483

At September 30, 2005, we had approximately $1.9 million in non-cancelable purchase commitments with suppliers.
Recent Accounting Pronouncements
In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material adverse impact on our financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This Statement will be effective for our quarter ending March 31, 2006, and will apply to our employee stock option plans. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but we believe the Statement will have a significant adverse impact on our results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for us at the time we adopt SFAS 123(R).
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 requires companies to apply voluntary changes in accounting principles on a retrospective basis unless it is impracticable to do so. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. Accordingly, companies must apply the new accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of the Statement are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact our financial statements in periods in which a change in accounting principle is made.
In August 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 is not expected to have a material impact on our financial position and results of operations.
In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF Statement 05-6 (“EITF 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This Statement applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on our financial position and results of operations.

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
We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system fails to achieve substantial market acceptance, we may not generate sufficient revenues to continue our operations.
     Currently, our primary product offering is our Closure system, which is comprised of two components; our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator in the fourth quarter of 2004. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively newer treatment procedure for venous reflux disease. We cannot assure you that our Closure procedure will compete effectively against vein stripping and ligation surgery. We may have difficulty gaining widespread acceptance of our Closure system among physicians for a number of reasons, including:
•	lack of experience with our Closure procedure;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the results of any adverse long-term clinical studies relating to the safety or effectiveness of our Closure system;

•	the failure of our Closure system to meet physician’s expectations;

•	the discovery of design defects in our Closure system;

•	the cost of our RF generator;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for the Closure system is reduced or discontinued.
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
     Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. Most of these companies’ EVL systems for the treatment of venous reflux disease include laser fibers that are offered at lower prices than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than VNUS or may enjoy competitive advantages, including:
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
If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our ability to provide accurate financial reports could be impaired and our stock price and investor confidence in our company could be materially and adversely affected.
     Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. Although we are endeavouring to document and test internal controls with a goal of reporting effective internal control in our next Form 10-K, we cannot assure that we will achieve this goal. We have identified certain deficiencies as a result of documenting and testing our internal controls, and it is our intent to remediate these deficiencies. However, the identification of these deficiencies, and the shortage of time remaining to successfully remediate, have increased the risk that we will not be able to conclude that our internal control over financial reporting is effective by the end of our fiscal year on December 31, 2005. To the extent that ineffective internal controls are part of our disclosure controls and procedures, there is also a risk that we would conclude that our disclosure controls and procedures are not effective. We also cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. If we reach the conclusion that our controls are ineffective, fail to implement required new or improved controls or encounter difficulties in their implementation, our business, results of operations or financial condition could be materially harmed, we could encounter difficulties attracting and retaining quality management personnel, we could be subjected to costly litigation and our stock price could decline significantly.

If we become subject to product liability claims and our product liability insurance coverage is inadequate or inapplicable, we may be required to engage in costly litigation or pay significant damages and our business may be harmed.
     The manufacture and sale of our products may expose us to product liability claims and product recalls, including those that may arise from the misuse or malfunction of, or design flaws in, our products, or use of our products with components not manufactured by us. Our Closure procedure may result in a variety of complications, some of which are potentially serious. The most serious potential complications include a pulmonary embolism, which is a blood clot that travels to the lungs and may cause shortness of breath or even death, blood clots in deep veins, skin burns and nerve inflammation. Successful results using our Closure system are dependent upon physician technique. Although we inform physicians of the risks associated with failing to follow the proper technique when performing the Closure procedure, we cannot assure you that these efforts will prevent complications. For example, in September 2004, an article published in the Journal of Vascular Surgery reported the preliminary experience of a group of physicians that found a 16% incidence of blood clots extending into deep veins in the first 73 legs they treated with the Closure procedure. If our procedure proves ineffective, patients may seek a refund of the cost of performing their procedure and damages for having to have been subjected to the procedure.
     We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product liability insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management’s attention from our business. In addition, product liability claims that call into question the safety or efficacy of our products could cause injury to our reputation and may result in potential customers seeking alternative treatment methods. Any of these events could negatively affect our earnings and financial condition.
Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.
     Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. On July 21, 2005, we filed a Complaint for Patent Infringement against Diomed Holdings, Inc. and on October 12, 2005, we filed a Complaint for Patent Infringement against AngioDynamics, Inc. and Vascular Solutions, Inc. in the United States District Court, Northern District of California, alleging infringement of four of our patents. We may incur substantial costs in pursuing this litigation and the outcome of this litigation is uncertain. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.
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
     As of September 30, 2005, we had an accumulated deficit of approximately $36.6 million. Although we have been profitable for the last eight fiscal quarters, we cannot assure you that we will sustain profitability or that losses will not occur in the future. The fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:
•	delays or interruptions in manufacturing and shipping of our products;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	physician and patient acceptance of our products and procedures;

•	seasonal demand;

•	pricing of our products;

•	our ability to hire and train a sufficient number of sales and marketing personnel;

•	timing of new product introductions;

•	timing of orders received;

•	our ability to train physicians in performing the Closure procedure; and

•	the effect of competing technological and market developments.
     These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
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
     To successfully grow our business, we will need to attract additional qualified management, technical and sales personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intense. We rely on direct sales employees to sell our Closure system in the United States. We plan to expand our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and sales activities.
Inadequate levels of reimbursement for the Closure procedure from governmental or other third-party payors could affect the adoption or use of our Closure system and may cause our revenues to decline.
     Widespread adoption or use of our Closure system by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. To date, our Closure procedure typically has been reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as a guideline in setting their reimbursement policies. Actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure, or not at all. Some private party payors have deemed the Closure procedure experimental and will not provide reimbursement until additional long-term data is available or published. Even to the extent our Closure procedure is reimbursed by private and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.
     We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In November 2004, the codes to be used for 2005 by third-party payors and Medicare to identify and reimburse for our Closure procedure and the disposable catheters and other supplies used in the procedure were published by the American Medical Association, or AMA, and CMS. Due to a wide range of physician payment levels in 2004 for performing the Closure procedure in a hospital setting, the 2005 payment rates as established by CMS are less for some physicians performing the Closure procedure in a hospital setting than the rates paid in 2004. As a result, some physicians who currently perform the Closure procedure in a hospital may choose to perform the procedure in an office setting, which may delay catheter purchases, or they may reduce the number of procedures they perform, in which case our business may be harmed. Additionally, the establishment of new procedure codes by the AMA and reimbursement payment rates by CMS does not guarantee the coverage of those codes or procedures by private healthcare insurers. Private healthcare insurers may establish payment rates that are different from Medicare. In May 2005, CMS issued an interim final rule to update the list of covered procedures for ambulatory surgery centers (ASC) and included endovenous RF and laser ablation codes on this list, which went into effect July 5, 2005. The effect of this is to establish Medicare reimbursement to the ASC at an average national rate of $510. This rate is inadequate to cover the cost of performing these procedures.
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
     We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. For example, our Vice President, Account and Market Development, terminated his employment with us in the first quarter of 2005 and our Vice President, Worldwide Marketing and International Sales, terminated his employment with us in the second quarter of 2005. We have eliminated the Vice President, Account and Market Development position. We have filled our Vice President, Worldwide Marketing and International Sales position, but cannot assure you that we will be able to retain other qualified personnel or recruit other qualified personnel in the event of any future terminations.
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
     Any litigation or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prevented from selling our Closure system unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our Closure system to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the Food and Drug Administration and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business would suffer. In addition, our patents are vulnerable to various invalidity attacks, such as those based upon earlier patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

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
     Our manufacturing processes are required to comply with the Food and Drug Administration’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The Food and Drug Administration enforces its Quality System Regulations through periodic unannounced inspections and if our manufacturing facility fails a Quality System inspection, our operations and manufacturing could be interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products.
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
     We are also subject to medical device reporting (“MDR”) regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of September 30, 2005, we have submitted 47 medical device reports. In 37 cases, a thrombus, or blood clot, was noticed at varying lengths of time after the Closure procedure was performed. In four cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the Food and Drug Administration via the MDR process. This is the first report we have received of a patient death following treatment with our catheter or system. We believe that none of these incidents were caused by design faults or defects in our product. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recall or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
     During the years ended December 31, 2003 and December 31, 2004, and the nine-month period ended September 30, 2005, 4%, 4%, and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:
•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in currency exchange rates; and

•	difficulties in enforcing intellectual property rights.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of October 31, 2005, we had 14,814,634 shares of common stock outstanding. All of these shares are freely tradable without restriction or further registration under the federal securities laws, pursuant to Rule 144, 144(k) and 701, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933.
     Additionally, existing stockholders holding an aggregate of approximately 6,300,000 shares of common stock, including shares of common stock underlying warrants, have the right, subject to some conditions, to require us to file a registration statement with the SEC or include their shares in registration statements that we may file for ourselves or other stockholders. If we register their shares of common stock, they can freely sell those shares in the public market.
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
     Our executive officers, directors and greater than 10% stockholders directly or indirectly beneficially own or control a significant portion of our outstanding shares of common stock. These executive officers, directors and significant stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. Some of these persons or entities may have interests different than our other stockholders. For example, these stockholders may delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, and these persons or entities may pursue strategies that are different from the wishes of other investors.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 1% of total sales for the nine-month period ended September 30, 2005 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at September 30, 2005 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies and high-quality corporate issuers, via a large money market fund and the purchase of individual debt instruments. The money market fund maintains an average investment maturity of 90 days or less, while the short-term investments maintain an average investment maturity of less than 12 months. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective at the reasonable assurance level.
Change in internal control
     We are currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2005. This effort includes internal control documentation and review under the direction of senior management. As a result of these activities, during the quarter ended September 30, 2005, we have identified potential internal control improvements that we are making to our control environment. Other than the foregoing, there have been no significant changes in our internal controls and procedures or in other factors that could significantly affect our internal controls and procedures subsequent to the date of the evaluation referenced in the paragraph above.
     Our management also believes that its detailed monthly financial review and other oversight procedures are sufficient to ensure that our financial statements are accurately and fairly reported. We will continue to review and improve our internal controls over financial reporting as deemed appropriate with respect to our control structure around financial reporting required by the Securities Exchange Act of 1934.

Part II. Other Information
Item 1. Legal Proceedings
     On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. (AMEX: DIO) (“Diomed”) for infringement of several of our patents. Diomed markets endovenous laser ablation products for use in methods which infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On October 12, 2005, we filed a complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) in the United States District Court for the Northern District of California, adding them as additional defendants to the complaint, entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., alleging infringement of our U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. AngioDynamics and Vascular Solutions have not yet filed a response to the complaint.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. To date, we have used approximately $10.3 million of the proceeds from our initial public offering for sales and marketing activities, approximately $1.4 million of the proceeds from our initial public offering for clinical research and product developing activities and approximately $9.2 million of the proceeds from our initial public offering for working capital and other general corporate purposes.
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

Item 6. Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004) .

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1	VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 10, 2005).

10.2	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.
Date: November 14, 2005
/s/ Timothy A. Marcotte

Timothy A. Marcotte
Chief Financial Officer (Principal Financial and
Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1	VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 10, 2005).

10.2	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350.