Form 10-K
period 2005-12-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2006-03-14
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Zanker Road, San Jose, California (Address of principal executive offices)	95131 (Zip Code)
Registrant’s telephone number, including area code:
(408) 473-1100
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $104.6 million on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.
      As of March 1, 2006, 14,999,259 shares of the registrant’s common stock, par value $0.001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this report incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

VNUS MEDICAL TECHNOLOGIES, INC.

PART I
FORWARD-LOOKING STATEMENTS
      Certain statements contained in or incorporated by reference into this report are forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. In addition, any statements concerning future financial performance, reimbursement rates, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A below. Our actual results, performance or achievements or industry results could differ materially from any future results, performance, achievements or industry results expressed or implied by such forward-looking statements. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Item 1:     Business
Overview
      We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous graft procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure® system, consists of a proprietary radio-frequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 135,000 patients have been treated using our Closure system since 1999, with approximately 55,000 of these patients treated in 2005.
      Published population studies indicate that approximately 25 million people in the United States and 40 million people in Western Europe suffer from symptomatic venous reflux disease and experience painful symptoms. Due to the pain and discomfort of the condition, venous reflux disease can be disabling and have a significant impact on a person’s quality of life by disrupting physical, social and professional activities. We believe that the large prevalence of venous reflux disease and the limitations of other available treatments have created a significant opportunity for our Closure system.
      Treatment for symptomatic venous reflux disease often begins with conservative therapy, such as compression stockings or leg elevation to temporarily relieve symptoms. Patients may also receive treatments for the cosmetic signs of venous reflux disease such as visible varicose veins. However, none of these treatments address the underlying cause of the disease. These treatments may alleviate, but do not eliminate, symptoms such as leg pain or swelling, and the cosmetic signs of the disease frequently recur. For patients with more advanced stages of the disease who seek long-term relief from symptoms, treatment often involves removing a patient’s diseased saphenous vein from the circulatory system. Historically, open surgery, such as vein stripping and ligation, has been the standard of care, but it is traumatic and can result in significant post-operative pain and extended recuperation. We believe that physicians and patients are seeking minimally invasive alternatives to surgery that effectively treat venous reflux and painful varicose veins.
      We believe our Closure system represents a significant advance over vein stripping and also provides significant advantages over minimally invasive treatments that use laser energy to treat the vein in a procedure referred to as endovenous laser ablation, or EVL. Our Closure procedure effectively treats venous reflux disease and painful varicose veins, is minimally invasive, can be used in an outpatient or physician office setting, and allows patients to quickly resume normal activities. Moreover, our Closure procedure is supported by a significant amount of clinical data. For example, in 2000, we sponsored a randomized trial that compared our Closure procedure to vein stripping, which found our Closure procedure to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery.
      As of March 1, 2006, our Closure procedure was accepted by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States. We sell our Closure system in the United States through our 60-person direct sales organization and market our Closure system in selected international markets, primarily through distributors.

Corporate Background
      Our principal offices are currently located at 2200 Zanker Road, Suite F, San Jose, California 95131 and our telephone number is (408) 473-1100. We were incorporated in Delaware in January 1995. In March 2006, we expect to move our principal offices to 5799 Fontanoso Way, San Jose, California 95138 and our telephone number will be (408) 360-7200. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.vnus.com under the “Investor Relations” caption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.
      The terms VNUS®, Closure®, and VNUS Closure®, as well as our logo, are our registered trademarks. The term U-Cliptm is a trademark of Medtronic, Inc.
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
      Factors that contribute to venous reflux disease include female gender, heredity, obesity, lack of physical activity, multiple pregnancies, age, past history of blood clots in the legs and professions that involve long periods of standing. According to population studies, the prevalence rate of visible tortuous varicose veins, a common indicator of venous reflux disease, is up to 15% for adult men and up to 25% for adult women. Our clinical registry of over 1,000 patients shows that the average age of patients treated with our Closure procedure is 48 and that over 75% of the patients are women.
      Venous reflux can be classified as either asymptomatic or symptomatic, depending on the degree of severity. Symptomatic venous reflux disease is a more advanced stage of the disease and can have a profound impact on the patient’s quality of life. Persons with symptomatic venous reflux disease may seek treatment due to a combination of symptoms and signs, which may include:

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

Venous Reflux Market
      Based on published population studies, approximately 25 million people in the United States suffer from symptomatic venous reflux disease. A separate study we commissioned found that of the symptomatic patients, approximately 1.2 million currently seek treatment each year in the United States, of which we estimate over 800,000 have reflux in the great saphenous vein. In addition, we estimate that, of these 800,000 patients, approximately:

•	620,000 patients receive compression stockings or varicose vein procedures that do not address the primary underlying cause of venous reflux;

•	70,000 patients undergo vein stripping surgery; and

•	120,000 patients receive minimally invasive treatment with endovenous ablation, including our Closure procedure.
      In Western Europe, the prevalence rate of venous reflux disease is comparable to the United States, resulting in approximately 1.6 times the number of people in the United States, or 40 million people, suffering from symptomatic venous reflux disease. However, we estimate the incidence of saphenous vein treatment procedures is approximately 3.5 times the incidence in the United States, with approximately 700,000 patients treated annually.
      Based on the prevalence of the disease and its potentially debilitating outcomes, the economic impact of venous reflux is significant. A study we commissioned estimated that approximately 2 million work days are lost annually in the United States as a result of symptomatic venous reflux.
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
      Conventional Vein Stripping and Ligation Surgery. Vein stripping and ligation surgery has historically been the conventional treatment for addressing reflux in the great saphenous vein. This procedure typically involves general anesthesia in a hospital outpatient setting and begins with groin surgery to expose and ligate, or tie off, the diseased great saphenous vein and surrounding tributary veins. Next, a stripping tool is inserted at the groin, threaded through the great saphenous vein along the length of the thigh and out through the skin just below the knee. The top of the great saphenous vein is then tied to the stripping tool, which is pulled from below the knee to remove the vein from the body. In conjunction with vein stripping, patients often undergo phlebectomy to remove individual visible varicose veins on the leg. Although vein stripping effectively treats saphenous vein reflux, the surgery can be traumatic. Recuperation may require days to weeks before patients resume normal activities or return to work. Other primary drawbacks of vein stripping include that it often results in significant bruising of the thigh and temporary discoloration of the skin and it may cause nerve injury.
      Despite these drawbacks, we estimate there are approximately one million vein stripping surgeries performed worldwide each year, with approximately 70,000 performed in the United States and 700,000 in Western Europe. As a result, we believe there is a large opportunity for a minimally invasive venous reflux treatment that avoids or minimizes the drawbacks of vein stripping.
      Endovenous Laser Ablation, or EVL. EVL is a minimally invasive procedure that utilizes an optical fiber that delivers laser energy to heat the blood inside the saphenous vein. The laser delivers energy that boils the blood, producing steam that damages the vein and creates a blood clot. The optical fiber is withdrawn while laser energy is delivered, inducing a blood clot to occlude the length of the treated vein.
      We believe the drawbacks of the most common EVL procedure and technology are significant. For example, EVL does not provide feedback during treatment to guide laser energy delivery or optical fiber withdrawal speed to reflect variability in vein size and blood volume. Without guidance from feedback, EVL can result in undesirable treatment outcomes such as perforation of the vein wall or a large blood clot along the treated vein. This creates the potential for significant pain, tenderness, bruising and skin discoloration during the post-operative period.
      EVL is less invasive than vein stripping and according to published reports, can effectively treat venous reflux disease and is approximately 10 minutes faster to perform than our Closure procedure, which takes 40 to 60 minutes for experienced users. Newer EVL modalities featuring different wavelengths have recently been introduced that may have the potential to reduce pain and bruising complications compared to earlier EVL systems. However, only minimal clinical data on these systems has been published to date with no long-term follow-up clinical data yet available.
      Due to the drawbacks of EVL, we believe a significant opportunity exists for a minimally invasive procedure that has substantial clinical evidence establishing equivalence or superiority to vein stripping, provides physicians more control over the therapy and results in less pain and discomfort for patients.
The VNUS Closure Procedure
      Using our Closure system, physicians close diseased, large superficial veins such as the great saphenous vein. This is accomplished by inserting our proprietary catheter into a vein to directly heat the vein wall with temperature-controlled RF energy. Heating the vein wall causes collagen in the wall to shrink and the vein to close. The blood then naturally reroutes to healthy veins. Our Closure procedure is commonly performed in the physician’s office or as an outpatient procedure, in both cases using local anesthesia to numb the leg before treatment. Currently, it is more commonly performed in a hospital setting, though it is also performed in a physician’s office. We expect that in 2006 Closure procedures will be more commonly performed in a physician’s office or surgicenter.
      Physicians generally instruct their patients to walk regularly for several days after our Closure procedure has been performed and return within 72 hours for an ultrasound examination.
      We believe our Closure procedure provides the following benefits for patients and physicians:

•	Minimally Invasive Outpatient Procedure. Our Closure procedure can be performed using local anesthesia in a physician’s office, as well as in an outpatient hospital setting or surgicenter.

•	Less Post-Operative Pain. Independent comparative studies have shown that patients receiving our Closure procedure return to work and normal activity significantly faster than those receiving vein stripping. In a comparative trial of our Closure procedure versus EVL, patients treated using our Closure system in one leg and EVL in the other leg exhibited less pain and bruising in the leg treated with our Closure system.

•	Excellent Clinical Outcomes. In a randomized comparative trial of our Closure procedure and vein stripping conducted in 2000, our Closure procedure was found to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Another comparative trial of our Closure procedure versus EVL showed our Closure procedure exhibited greater efficacy and less post-operative bruising and pain.

•	Long-Lasting Results. Our published multi-center registry data shows our Closure procedure eliminated venous reflux in 87% of 119 limbs evaluated at four years and 84% of 117 limbs evaluated at five years.

•	Safe and Controlled Procedure. Our Closure system includes a number of safety features designed to ensure precise delivery of RF energy. Our system continuously monitors the temperature of the vein wall and adjusts energy delivery throughout the procedure to provide a high level of effectiveness and a low incidence of adverse events during recovery.

•	Cosmetically Appealing. We believe that our Closure system results in less bruising, pain and skin discoloration than both vein stripping and EVL. Additionally, because our Closure procedure is catheter-based, it results in little or no scarring compared to vein stripping.
      We believe the primary disadvantages of our Closure procedure versus treatment using EVL are that our Closure catheter is more expensive than the EVL optical fiber and the EVL procedure is approximately five to ten minutes shorter to perform than our Closure procedure.
Clinical Results
      We have established a significant body of clinical data demonstrating the effectiveness and advantages of our Closure procedure.

Randomized Trials of our Closure Procedure Versus Vein Stripping
      In 2000, we sponsored an 80-patient multi-center randomized comparative trial of our Closure procedure versus vein stripping, referred to as the EVOLVeS trial. In the EVOLVeS trial every clinical outcome that resulted in a statistical difference between treatment groups was in favor of our Closure system over vein stripping.
      Results from the EVOLVeS trial showed that our minimally invasive Closure procedure provided equivalent elimination of venous reflux at two years after treatment. In the EVOLVeS trial, venous reflux was absent at two years in 91.7% of the limbs treated with our Closure procedure and in 89.7% of limbs treated with vein stripping, as reported in the European Journal of Vascular and Endovascular Surgery in January 2005. There was no statistical difference between the two groups in rates of nerve injury, infection and psychological scores related to quality of life measurement. In the EVOLVeS trial, patients treated with our Closure procedure recuperated faster, had less post-operative pain, fewer adverse events and better health-related quality of life than patients treated with vein stripping surgery. These data were published in August 2003 in a peer-reviewed article in the Journal of Vascular Surgery. Superior results of our Closure system were illustrated by the following facts:

•	Patients treated with our Closure procedure returned to normal activities in an average of 1.2 days, compared to 3.9 days for patients treated with vein stripping;

•	81% of Closure patients returned to normal activities within one day compared to only 47% of vein stripping patients; and

•	Employed patients treated with our Closure procedure returned to work an average of 7.7 days faster than employed patients treated with vein stripping surgery.
      As shown in the following table, our Closure procedure also resulted in significantly fewer complications and adverse findings than vein stripping at 72 hours and three weeks after treatment. Potential complications and adverse findings included events such as infection, blood clots, tenderness, bruising, skin redness, subcutaneous bleeding and nerve injury resulting in localized numbness or tingling.

	% of Limbs Free of Adverse Findings

	Closure Procedure	Vein Stripping

72 Hours	43%	17%
3 Weeks	71%	39%
      Severity of patient leg pain was scored at pre-treatment, three days, one week, three weeks, four months, one year and two years after treatment. Patients treated with vein stripping reported worsening of leg pain three days and one week after surgery, while patients treated with our Closure procedure reported a reduction of leg pain as early as three days after treatment. Patients treated with our Closure procedure reported significantly better reduction of leg pain than patients treated with vein stripping at every follow up. Two years after treatment, patients from our Closure procedure treatment group reported an 86% reduction of leg pain compared to only 51% after vein stripping surgery.

      In addition to the EVOLVeS trial, two single-center randomized trials were independently performed by third parties comparing our Closure procedure to vein stripping. These trials involved the treatment of 28 patients in one trial and 60 in the other and reached the same general conclusions as the published EVOLVeS trial. The clinical outcomes from these single-center trials showed that patients treated with our Closure procedure exhibited significantly less post-operative pain, faster return to normal activities, faster restoration of physical function and better quality of life than vein stripping patients. Other clinical outcomes in these trials showed no significant differences between the treatment groups.

Closure Procedure Versus Endovenous Laser Treatment
      An independent randomized comparative trial of our Closure procedure and EVL was reported at the American Venous Forum meeting in February 2003. A summary of this study was published in 2005 in the medical journal, “Seminar in Vascular Surgery”. The study involved 50 patients with saphenous vein reflux in both legs. For each patient, our Closure procedure was performed in one leg and EVL in the other leg. As shown in the following table, patients treated with our Closure procedure experienced significantly better efficacy as determined by vein occlusion rates, and had less post-operative pain and thigh bruising than patients treated with EVL.

	Closure Procedure	EVL

Bruising at one week following treatment	4%	40%
Primary vein occlusion	82%	56%
      The investigator in this trial also used foam sclerotherapy injections at any patient follow-up in which it was observed that the treated veins were not completely closed. With the assistance of foam sclerotherapy injections, the vein occlusion rates remained significantly better for the Closure treated legs, reporting 92% for Closure treated limbs and 84% for EVL treated limbs.
      In the study, there was no statistical difference found between our Closure procedure and EVL for other potential clinical complications such as rates of nerve injury, skin burns or infection. We are aware of two other published single-center reports comparing EVL and Closure procedure results. The data from these two reports were retrospective and were not generated in a designed-study approach. In these reports, the efficacy of both procedures was good and the authors reported a slightly higher efficacy for EVL and a lower complication rate for our Closure procedure.

Clinical Registry of the Closure Procedure
      In 1998, we established an ongoing clinical registry to which more than 30 centers worldwide have contributed data. Last year, long-term data for up to five years following treatment was published, as is noted in the table below, and shows the efficacy of our Closure procedure at eliminating venous reflux.

		Elimination of
Time of Follow Up	# of Limbs	Reflux

1 Year	473	88%
2 Years	263	88%
3 Years	133	88%
4 Years	119	87%
5 Years	117	84%
      Long-term elimination of saphenous vein reflux by our Closure procedure was accompanied by significant relief of symptoms. Our clinical registry data show that, prior to treatment with our Closure procedure, 85% of patients reported leg pain, 79% reported leg heaviness and fatigue and 39% exhibited leg swelling, while after five years following treatment, 9% reported leg pain, 8% reported leg heaviness and fatigue and 4% exhibited leg swelling.

Single-Center Studies of Our Closure Procedure
      The two largest independent single-center studies of our Closure procedure reported 97% vein occlusion in 170 patients, as reported in a peer-reviewed article in 2002 in the Japanese Journal of Phlebology, and 99% vein occlusion in 217 limbs, as indicated in a non-peer reviewed report presented at the European Society of Vascular Surgery in September 2003, in each case at one year after treatment with our Closure system. In September 2004, an article published in the Journal of Vascular Surgery by a group of physicians at Maimonides Medical Center in Brooklyn, New York, reported a 16% incidence of blood clots extending into deep veins in the first 73 limbs treated by the group with our Closure procedure. Complete clot resolution was achieved within two weeks in all but one patient and no patient developed serious subsequent issues. The incidence of blood clots reported by this group is inconsistent with 10 other previously published independent peer-reviewed reports that found an incidence of blood clots from 0% to 1% in over 2,000 limbs treated. In addition, we are not aware of any other physicians to whom we have sold catheters that have reported an incidence of blood clots similar to that found by the Maimonides Medical Center physicians. In a Letter to the Editor published in the Journal of Vascular Surgery in February 2005, this group of physicians acknowledged the benefits of our Closure procedure and indicated that they continue to perform our procedure. We do not believe the 510(k) clearance for our Closure procedure will be impacted by this article or that the Food and Drug Administration will take any adverse action with respect to the incidents identified in this report. However, if the Food and Drug Administration were to identify any serious safety risk it could impose a product recall or withdraw our clearance. Although we believe this is an isolated occurrence, prospective customers may deem this report relevant and require additional information or references prior to purchasing our products or refrain from purchasing our products.
Products
      Our Closure system consists of a proprietary RF generator and proprietary disposable catheters. We also sell sterile supply kits and other accessory supplies used to perform our Closure procedure. Additionally, we sell disposable devices to treat perforator vein reflux, instruments to remove varicose veins, compression stockings, and the U-Clip™ anastomotic device used to attach blood vessels together in peripheral bypass and hemodialysis access procedures.

Disposable Endovenous Catheters
      Our proprietary disposable endovenous ClosurePLUStm catheters are used to deliver RF energy to heat the walls of saphenous veins. Each catheter has a set of collapsible electrodes located at the tip. The electrodes expand to contact the inner wall of the vein to be treated and produce uniform heating on all sides of the vein wall as well as a localized depth of heating to limit damage to surrounding tissue. The electrodes collapse as the vein shrinks in response to heating.
      A temperature sensor located on one of the electrodes measures and transmits the temperature of the vein wall to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The catheters also have a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire. Our catheters are available in two sizes, allowing doctors to treat saphenous vein diameters that encompass over 95% of patients.
      In 2005, we introduced two new disposable endovenous RF devices: the ClosureRFStm and the ClosurePLEXtm. These devices are intended to broaden the clinical applicability of our VNUS Closure system to include the treatment of incompetent perforator vein and tributary veins connected to the greater saphenous vein. These catheters, which are compatible with our RF generator, are intended to treat smaller diameter veins, are shorter in length and smaller in diameter than our ClosurePLUS catheters, and the electrodes located at the tip do not expand.

RF Generator
      Our RF generator delivers energy to the catheter and continuously monitors the temperature at the vein wall, automatically adjusting the power delivered to the catheter to achieve a target temperature. This feedback system is designed to allow the physician to perform our Closure procedure at a relatively constant temperature over the entire length of the treated vein. The RF generator is controlled by proprietary embedded software which allows it to recognize each catheter model and to automatically select the appropriate algorithm. The RF generator is a table top unit and has a digital display panel that can be configured for multiple languages and provides readings of the temperature of the vein wall at the point where energy is applied, the power used during treatment, and the impedance, or amount of resistance between electrodes, so that the physician can determine whether the electrodes are maintaining adequate contact with the vein wall.

Accessories and Other Products
      Our accessory products include our Closure procedure pack and other ancillary products for inserting catheters and devices into veins. Our Closure procedure pack contains the sterile supplies needed to perform our Closure procedure, consisting of gowns, surgical drapes, scalpels, introducer sheaths and other incidental supplies. Our other ancillary products include reusable phlebectomy instruments for removal of varicose veins and vein access supplies such as introducer sheaths and needles.

The U-ClipTM Anastomotic Device
      In January 2006, we acquired exclusive distribution rights within the U.S. vascular surgery market to the U-Cliptm anastomotic device manufactured by Medtronic, Inc. The U-Clip device is a proprietary, self-closing device designed to create high-quality connections between blood vessels, or anastomoses, without tying knots or managing sutures. The target market for this product will be vascular surgeons who commonly perform both arteriovenous, or AV, fistula and peripheral arterial bypass surgery. AV fistula surgery is used to create a connection between a vein and artery, typically in the arm, so there is sufficient blood flow available to access for hemodialysis. We believe that in the United States, approximately 133,000 AV fistula and AV graft procedures and 100,000 peripheral arterial bypass procedures are performed annually.
Seasonality
      We experienced lower sequential sales of our disposable endovenous catheters and RF generators in the first and third quarters of 2005, compared to the second and fourth quarters of 2005. We believe this seasonality occurred as a result of a lower number of our Closure procedures scheduled during the December holiday period and early in the first quarter of the year as well as normal summer slowdown in demand.
Sales and Marketing
      We have focused our sales and marketing efforts on increasing awareness of our Closure system among physicians with an active vein treatment practice and among those looking to establish such a practice. These physicians include vascular and general surgeons, interventional radiologists and phlebologists, among others.
      We maintain a direct sales organization in the United States, which, as of December 31, 2005, consisted of 60 employees. We also have a direct sales presence in France and Germany through our German subsidiary, and a clinical specialist based in Europe. We market our products in other selected international markets primarily through exclusive distributors. Our international network of distributors currently market and sell our products in ten countries in Europe, six countries in Asia and seven countries in the rest of the world. We plan to enter into additional distribution agreements on a market-by-market basis.
      Our marketing group supports our sales representatives primarily through four physician-targeted initiatives:

•	We educate and train physicians interested in performing our Closure procedure in the great saphenous vein. We also educate experienced physicians in the use of our Closure procedure for treatments in perforator veins, tributary veins, large veins, venous ulcer patients and small saphenous veins through workshops and one-on-one training sessions.

•	We assist physicians in educating their current and potential patients about our Closure procedure. We create and make available an expansive array of support tools for physician use such as patient videos, brochures and patient testimonials designed to help physicians educate patients on the many benefits of our Closure procedure.

•	We advise physicians during the reimbursement process via the support of our Reimbursement Services team, which works directly with physicians and their office personnel, hospital and surgicenter personnel, and patients to obtain authorization from payors for patients to receive our Closure procedure. We also work with providers to challenge any procedure authorization denials by payors by providing our clinical data.

•	We seek to add and promote products to leverage our position as the leader in vein treatments and as the single-source supplier for a physician’s vein treatment needs.

      Our marketing group also engages in consumer-directed initiatives to encourage patients to contact their physicians regarding our Closure procedure. We seek to educate potential patients through patient screening events, public relations, advertisements and articles in prominent magazines, newspapers, websites, and local and national television. We have also established a website where we provide information to patients and physicians interested in our Closure procedure.
      No single customer accounted for 10% or more of our net revenues in 2005, 2004 or 2003.
Reimbursement
      Payment for patient care in the United States is generally made by third-party payors, which include private insurers and governmental insurance programs such as Medicare. We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from these third-party payors. To date, third-party reimbursement for our Closure procedure is well established in the United States. Approximately 100 individual third-party payors have established a policy of coverage encompassing approximately 220 million lives in the United States. All of the top ten health insurers and administrators in the United States cover our Closure procedure, including nearly all Blue Cross Blue Shield entities, United Healthcare, Aetna, Cigna, Humana and Kaiser.
      Separate CPT codes have been approved by the American Medical Association for both radio-frequency and laser ablation of venous reflux and became effective at the beginning of 2005. In 2006, the national average payment by Medicare to physicians under the Medicare fee schedule is $2,222 when our Closure procedure is performed in the physician’s office, which is slightly higher than the 2005 rate of $2,216 due to an adjustment of the relative value units for our Closure procedure. The rate remains $175 more than the national average Medicare rate paid for laser ablation in the physician’s office. If our Closure procedure is performed in a hospital, the Medicare national average payment to physicians is $365, which is the same rate established for laser ablation and is the same rate as 2005. When our Closure procedure is performed on a Medicare patient in the hospital, the hospital will receive a national average payment of $1,719 as reimbursement for our Closure catheter and supplies, which is $181 higher than the 2005 rate of $1,538, and is the same amount the hospital will receive for supplies and equipment used in laser ablation. The rate increase reflected a change to a higher ambulatory payment class group for our codes. Consideration was given to disposable cost and other resources used in delivery.
      We estimate that approximately 10% of the U.S. patients who receive treatment with our Closure system are covered by or eligible for Medicare coverage. Private healthcare insurers may establish payment rates that are different from Medicare and these rates are typically higher.
      Acceptance of our products in international markets is dependent, in part, upon the availability and adequacy of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly by country. International reimbursement and healthcare payment systems include both government sponsored healthcare and private insurance. Currently, our Closure procedure is covered and reimbursed by the five largest private healthcare insurers in the United Kingdom. We have launched several initiatives in Europe to achieve third party or national reimbursement, particularly in France and Germany. Our Closure procedure was listed in the nomenclature of surgical procedures published in July 2005 in France, but reimbursement for our procedure was not approved at that time. We are working with the appropriate authorities to achieve reimbursable status in the future.
      We believe that approximately 99% of our U.S. customers have successfully received reimbursement for our Closure procedure using established medical reimbursement codes.
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
      In the years ended December 31, 2005, 2004 and 2003, we incurred $3.8 million, $4.5 million and $3.5 million, respectively, in research and development expenses.
Business Development
      From time to time, we have considered the acquisition of product lines and licensing of technology and complementary products. For example, in January 2006 we entered into a Distributor Agreement with Medtronic USA, Inc., under which we were granted, with limited exceptions, the exclusive right to distribute Medtronic’s U-Cliptm anastomotic devices within the United States for vascular surgery procedures. The U-Clip is a proprietary, self-closing device designed to create high-quality connections between blood vessels, or anastomoses, without tying knots or managing sutures. We believe that the U-Clip device offers surgeons a fast and easy way to implement the benefits of interrupted suturing when joining blood vessels. This unique technology provides potential sales and marketing synergies with our flagship Closure product line, which is routinely sold in the vascular surgery market.
      Our business development focus is on adding additional peripheral vascular products that can be marketed to vascular surgeons and interventionalists using our direct U.S. sales organization.
Manufacturing
      We currently manufacture, package and label our disposable catheters within our 30,000 square foot facility in San Jose, California. We outsource the manufacture of our RF generators and accessory products. On November 15, 2005, we entered into a lease agreement for a new facility, also located in San Jose, California. In March 2006, we plan to move our company headquarters and manufacturing operations to this facility, which consists of 93,000 square feet. The term of the lease is March 1, 2006 through February 28, 2014. We believe that the new manufacturing facilities are adequate for our current needs and for the foreseeable future.
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
      Our quality assurance group provides an independent inspection at various steps in the manufacturing cycle that is designed to verify that each lot of components and finished products are compliant with our specifications and applicable regulatory requirements. Sterilization testing is processed at a certified third-party laboratory to verify the effectiveness of the sterilization process. Our quality assurance systems are required to be in conformance with the Quality System Regulations as mandated by the Food and Drug Administration. For sale of products in the European Community, our products and quality structure are required to be compliant to the current standard, ISO 13485 for medical devices. Prior to receiving certification under ISO 13485 in October 2003, we maintained certification under ISO 9001/ EN46001 for the same purpose. Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/ EEC), also known as the Medical Device Directive. An authorized third-party reviewer, a Notified Body, must approve our products for CE marking. Our Closure system was CE marked in 1998. Our ClosureRFStm family of products and accessory products are also CE marked. Maintenance of the CE mark, our license to ship into the European Union and other international jurisdictions, requires re-certification to the updated ISO 13485:2003 standard by June 1, 2006. We do not anticipate any issues in achieving our re-certification.
      We rely on Byers Peak, Inc. to manufacture our RF generators to our custom specifications. Under our non-exclusive agreement with Byers Peak, Inc., we provide a rolling 90-day firm commitment order for generators and a six-month rolling forecast. We are required to purchase all inventory of parts and work in progress if we revise our commitment or forecast, cancel orders or terminate the agreement. Byers Peak, Inc. also provides us a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. The initial term of this agreement expires on February 20, 2007, but is extended indefinitely thereafter until terminated by us or Byers Peak, Inc. upon 180 days’ notice.
      Suppliers of components used in the manufacture of our disposable catheters and our RF generators may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors. Furthermore, establishing additional or replacement suppliers for our materials may take a substantial period of time, as a change in supplier may require us to submit a new 510(k) submission. This could create supply disruptions that would materially adversely affect our reputation, product sales and profitability.
      For those components other than RF generators for which there are relatively few alternate sources of supply, we believe that we could establish additional or replacement sources of supply in a timely manner to meet the requirements of our business.
Patents and Proprietary Technology
      We believe that in order to maintain our competitive advantage, we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to the growth of our business. As of December 31, 2005, we had 30 issued U.S. patents and 30 pending U.S. patent applications, many of which relate to our Closure system and procedure, including, among other things, vein shrinkage and occlusion using various forms of energy, including RF; self expanding and collapsing electrodes; and use of single and double electrode array devices. We also have other issued U.S. patents and pending U.S. patent applications that are not directly related to our Closure system or procedure. Our issued patents related to our Closure system and procedure will expire between 2016 and 2018. As of December 31, 2005, we had 22 foreign patents providing protection in Australia, New Zealand, Singapore, Russia, China and Europe, and we had 35 pending foreign patent applications, many of which relate to our Closure technology, in Europe, Japan, Australia, Canada, New Zealand, Singapore, Russia and other countries.
      We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during their term of employment or contract, using our property, or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. For a discussion of current litigation in which we have asserted that three companies that supply EVL products have infringed on our patents, see Part I, Item 3 — “Legal Proceedings” below. Finally, our competitors may independently develop similar technologies.
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
Competition
      Within the market for the treatment of venous reflux disease, we compete primarily against companies that have commercialized and sell EVL systems, but also against vein stripping surgery. Sclerotherapy and phlebectomy procedures that treat varicose veins at the surface of the skin are complementary to our Closure procedure because they do not treat saphenous vein reflux and may be used in conjunction with our Closure system.
      Vein stripping and ligation surgery has historically been the standard of care to address venous reflux disease. This procedure is well established among physicians who treat venous reflux disease, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years.
      Competitors that have developed and market EVL systems include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. Most of these competitors’ EVL systems use laser energy to occlude diseased veins by clotting the blood in the vein. New Star Lasers claims that its EVL system occludes diseased veins by causing the collagen in the vein wall to shrink, rather than by clotting the blood. Some of these competitors may have greater technical and marketing resources than we do, and they may succeed in developing products that would render our instruments obsolete or noncompetitive. In addition, the optical fiber used in EVL costs less than our Closure catheters and the EVL procedure is approximately five to ten minutes shorter than our Closure procedure.
      Additionally, we are aware that physicians have used foam sclerotherapy to treat great saphenous reflux. Similar to sclerotherapy, in this procedure the physician combines air with a sclerosant solution to create a foam for injection into the refluxing saphenous vein. The Food and Drug Administration has not approved the marketing of sclerosant solutions for this purpose. Provensis, a division of BTG plc, after having its clinical trial of sclerosant foam placed on clinical hold by the Food and Drug Administration, reported it is reformulating and re-testing its sclerosant foam. In July 2005, BTG plc announced that the Food and Drug Administration had lifted its hold on BTG plc’s conducting clinical trials of its sclerosant foam product.
      Because of the size of the potential market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, safer or less costly than our Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete.
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
      Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or prior pre-market approval from the Food and Drug Administration. The Food and Drug Administration can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
      510(k) Clearance Pathway. When we are required to obtain a 510(k) clearance for a device that we seek to market, we must submit a pre-market notification to the Food and Drug Administration demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (or to a pre-1976 class III device for which the Food and Drug Administration has not yet called for the submission of pre-market approval applications). The Food and Drug Administration attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer, including up to one year or more.
      After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require pre-market approval. The Food and Drug Administration requires each manufacturer to make this determination initially, but the Food and Drug Administration can review any such decision and can disagree with a manufacturer’s determination. If the Food and Drug Administration disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the Food and Drug Administration can require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our Closure system device that we believe do not require new 510(k) clearances. We have used the Special 510(k) submission option to obtain Food and Drug Administration clearance on products that have undergone minor modifications, as well as the traditional 510(k) clearance process for more substantial changes.
      Pre-market Approval Pathway. A pre-market approval application must be submitted if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data and information including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the Food and Drug Administration’s satisfaction the safety and effectiveness of the device. After the Food and Drug Administration determines that a pre-market approval application is complete, the Food and Drug Administration accepts the application and begins an in-depth review of the submitted information. The Food and Drug Administration, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years.
      Clinical Trials. A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for a “significant risk” device require submission of an application for an investigational device exemption, or IDE, to the Food and Drug Administration. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the Food and Drug Administration and the Institutional Review Board, or IRB, overseeing the clinical trial. If the product is deemed a “non-significant risk” device under Food and Drug Administration regulations, only informed consent and approval from the IRB overseeing the clinical trial is required. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trials site and in accordance with applicable regulations and policies including, but not limited to, the Food and Drug Administration’s Good Clinical Practice requirements. We, the Food and Drug Administration or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The results of clinical testing may not be sufficient to obtain approval of the product.
      Continuing Food and Drug Administration Regulation. After a device is placed on the market, numerous regulatory requirements apply, including:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the Food and Drug Administration if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal, and recall regulations.
      The MDR regulations require that we report to the Food and Drug Administration any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. As of December 31, 2005 we have submitted 52 MDRs. In 39 cases, a thrombus, or blood clot, was noticed after varying lengths of time after our Closure procedure was performed. In five cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We reported this event to the Food and Drug Administration via the MDR process. This is the first report we have received of a patient death following treatment with our catheter or system. Pulmonary embolism is a known risk from any surgical procedure including our radiofrequency procedure, and is described in our risk factors and product labeling. We believe that none of these incidents were caused by design faults or defects in our product.
      Advertising and promotion of medical devices are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for Food and Drug Administration-regulated products have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.

      We have registered with the Food and Drug Administration as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health and Services. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the Food and Drug Administration and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in an enforcement action by the Food and Drug Administration, which may include any of the following sanctions:

•	Warning Letters or untitled letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new products;

•	withdrawing 510(k) clearance or pre-market approvals that are already granted; and

•	criminal prosecution.
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
      Current Clearances. We have received 510(k) clearances to market our VNUS Closure system, our VNUS ClosureRFS, our VNUS ClosurePLEX and our VNUS RF Generator. Our VNUS VarEx Phlebectomy Instruments are exempt from the pre-market notification requirements. We do not presently have any 510(k) or pre-market approval submissions pending at the Food and Drug Administration.

European Union
      Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/ EEC), also known as the Medical Device Directive. An authorized third party reviewer, a Notified Body, must approve our products for CE marking. Our Closure system was CE marked in 1998. Our RFStm family of products and accessory products are also CE marked. We cannot assure you that we will be able to obtain the CE mark approval for new products in the future. The CE mark is contingent upon our continued compliance with applicable regulations and the Quality System Requirements of the ISO 13485 standard. Maintenance of the CE mark, our license to ship into the European Union and other international jurisdictions, requires re-certification to the updated ISO 13485:2003 standard by June 1, 2006. We do not anticipate any issues in achieving our re-certification.
      The European Community has regulations similar to that of the Food and Drug Administration for the advertising and promotion of medical devices, clinical investigations and adverse events. We believe that we are in compliance with such regulations at this time.

Rest of the World
      Most major markets have different levels of regulatory requirements for medical devices. Our Closure system is currently approved/cleared/licensed/registered in Canada, South Korea, Singapore, China, Hong Kong, Australia, New Zealand, Mexico, Venezuela and South Africa. Modifications to the approved products require a new regulatory submission in all major markets. The regulatory requirements and the review time vary significantly from country to country. We cannot assure you that we will be able to obtain or maintain the required regulatory approvals. Our Closure system can also be marketed in the several other countries that do not regulate medical devices. We cannot assure you of the timing or successes of our efforts to obtain the required approvals for current and future products in the international markets.
Fraud and Abuse Laws

Anti-Kickback Statute
      The federal healthcare Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions, such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.
      The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors,” beginning in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
      Government officials have focused recent enforcement efforts on marketing of healthcare services, among other activities, and recently have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business.

Stark Law
      The Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral law or the Stark Law, prohibits physician referrals of Medicare patients to an entity for certain “designated health services” if the physician or an immediate family member has an indirect or direct financial relationship with the entity and no statutory or regulatory exception applies. Financial relationships include an ownership interest in, or compensation arrangement with, the entity. The Stark Law also prohibits an entity receiving a prohibited referral from billing and collecting for services rendered pursuant to such referral. “Designated health services” under the Stark Law include inpatient and outpatient hospital services.
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

      Several states in which we operate have enacted legislation that prohibits physician self-referral arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Some of these statutes cover all patients and are not limited to Medicare beneficiaries. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. Some states have indicated they will interpret their own self-referral statutes the same way that the Centers for Medicare and Medicaid Services interpret the Stark Law, but it is possible that states will interpret their own laws differently in the future.

False Claims Laws
      Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Several healthcare companies have been prosecuted under the false claims laws for allegedly providing free products to customers with the expectation that the customers would bill federal programs for the products. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Fraud on a Health Benefit Plan and False Statements
      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
Privacy and Security
      HIPAA requires certain “covered entities” to comply with established standards regarding the privacy and security of protected health information, or PHI, and to use standardized code sets when conducting certain electronic transactions. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates”, which effectively obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have become the business associate of one or more covered entities. Accordingly, we incur compliance-related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.
Employees
      As of December 31, 2005, we had 206 employees, consisting of 22 in research and development, clinical research and regulatory affairs, 62 in manufacturing and quality assurance, 101 in sales and marketing and 21 in general and administrative functions. From time to time we also employ independent contractors to support our engineering, marketing, sales and support, clinical, and general and administrative organizations.

Financial Information
      The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part II, Items 6 and 8 of this report.
Item 1A:     Risk Factors

We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system fails to achieve substantial market acceptance, we may not generate sufficient revenues to continue our operations.
      Currently, our primary product offering is our Closure system, which is comprised of two components: our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator in the fourth quarter of 2004. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively newer treatment procedure for venous reflux disease. We may have difficulty gaining widespread acceptance and maintaining widespread use of our Closure system among physicians for a number of reasons, including:

•	the results of any adverse clinical studies relating to the safety or effectiveness of our Closure system;

•	the cost of our Closure system products;

•	the discovery of design or manufacturing defects in our Closure system, including in the system’s software component;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the failure of our Closure system to meet physician’s expectations;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for our Closure system is reduced, inadequate or discontinued.

If physicians do not adopt and utilize our Closure system, we will not achieve greater, or maintain our current, revenues or be profitable.
      Our success also depends on whether physicians view our Closure system as safe, effective and economically beneficial. We believe that physicians will not adopt and utilize our Closure system unless they determine, based on experience and other factors, that our Closure system is an attractive alternative to other available treatment methods, including vein stripping and endovenous laser ablation, or EVL. We also believe that recommendations and support of our Closure system by influential physicians and other healthcare providers are important for market acceptance and adoption.
      In addition, we recommend that a physician performing our Closure procedure use noninvasive ultrasound imaging during the procedure and for preparation and follow-up purposes. The purchase of ultrasound imaging equipment can cost $25,000 or more. Not all physicians who may otherwise be qualified to perform our Closure procedure have access to this equipment. Accordingly, physicians who do not have access to ultrasound imaging equipment may not find it sufficiently cost effective to begin performing our Closure procedure.
      After purchasing our Closure system, a physician needs to purchase a new Closure catheter for each procedure. Sales of our disposable Closure catheters are a major component of our overall revenues. If physicians do not continue to utilize our Closure system by reordering catheters at least at current levels, we will not achieve greater revenue, may not maintain our current revenue and our stock price may significantly decline.

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
      Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., and Vascular Solutions, Inc. Most of these companies’ EVL systems for the treatment of venous reflux disease include laser fibers that are offered at lower prices than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than us or may enjoy competitive advantages, including:

•	products and procedures that are less expensive and take less time to perform;

•	perceived benefits in product performance and clinical outcomes;

•	established distribution networks;

•	greater experience in launching, marketing, distributing and selling products;

•	established relationships with physicians, healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing and patent litigation.
      Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than our Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, during the last fiscal year, we discounted the sales price of our catheters to improve our competitive position. Continued discounting in the future could cause our revenue or profit margins to decline and have an adverse effect on our results of operations.

We may experience significant fluctuations in our quarterly results and we project that we will not maintain our recent profitability.
      As of December 31, 2005, we had an accumulated deficit of approximately $35.8 million. Although we have been profitable for the last nine fiscal quarters, we cannot assure you that we will sustain profitability or that losses will not occur in the future. We intend to increase operating expenses in 2006 in areas such as patent litigation, research and development, and marketing and sales, which we project will result in a net loss for 2006. Also, fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

•	physician and patient acceptance of our products and procedures;

•	the effect of competing technological and market developments;

•	seasonal demand;

•	delays or interruptions in manufacturing and shipping of our products;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	pricing of our products;

•	our ability to hire and train a sufficient number of sales and marketing personnel;

•	timing of new product introductions;

•	timing of orders received; and

•	our ability to train physicians in performing our Closure procedure.
      These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.
      In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we expand our sales and marketing, manufacturing and product development activities and administrative staff. We estimate that our expansion efforts and higher expenses will be expensive enough to offset the effect of increased revenues and will lead to a net loss in 2006, which is likely to result in a decline in the market price for our common stock.

If we fail to meet the requirements of the NASDAQ Stock Market, our stock could be delisted.
      On January 11, 2006, we received a letter from the NASDAQ Stock Market, Inc., or NASDAQ, stating that, because we have two directors, rather than three, serving on the audit committee of our board of directors, we are not currently in compliance with NASDAQ Marketplace Rule 4350. This rule requires that the audit committee of a public company have three independent directors. The NASDAQ has notified us that, in accordance with Marketplace Rule 4350(d), we will be provided a cure period until the earlier of our next annual meeting of stockholders or May 17, 2006 in order to regain compliance. The governance and nominating committee of our board of directors is actively searching for qualified candidates to fill this position. In the event that we are unable to find a qualified candidate who is willing to serve on our audit committee within the cure period, we will not be in compliance with Marketplace Rule 4350 and NASDAQ may delist our securities.

If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our ability to provide accurate financial reports could be impaired and our stock price and investor confidence in our company could be materially and adversely affected.
      As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessments and internal controls. Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. To the extent that ineffective internal controls are part of our disclosure controls and procedures, there is also a risk that we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are ineffective. We also cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. If we reach the conclusion that our controls are ineffective, fail to implement required new or improved controls or encounter difficulties in their implementation or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, our business, results of operations or financial condition could be materially harmed, we could encounter difficulties attracting and retaining quality management personnel, or directors to serve on our audit committee, we could be subjected to costly litigation and increased legal and financial compliance costs and our stock price could decline significantly.

Changes in financial accounting standards to share-based payments are expected to have a significant effect on our reported results.
      The Financial Accounting Standards Board recently issued a revised standard that requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. As a result, our adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility. In addition, the amount of such expense was not reflected in our historical financial results. Consequently, when we begin recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which our stock is traded could be adversely affected.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.
      Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We may need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, could place significant strain on our financial resources, and divert the attention of management from our business. On July 21, 2005, we filed a Complaint for Patent Infringement against Diomed Holdings, Inc. and Diomed, Inc., and on October 12, 2005, we filed a Complaint for Patent Infringement against AngioDynamics, Inc. and Vascular Solutions, Inc., both in the United States District Court, Northern District of California, alleging infringement of four of our patents. For a discussion regarding this litigation, see Part I, Item 3 — “Legal Proceedings” below. We may incur substantial costs in pursuing this litigation and the outcome of this litigation is uncertain. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.
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

If we do not execute effectively our plan to move our headquarters and manufacturing facility in 2006, we may experience interruptions or delays in our ability to manufacture our products and we may be unable to meet customer demand for our products.
      We have entered into a lease agreement for a 93,000 square foot facility located in San Jose, California. The term of the lease is March 1, 2006 through February 28, 2014. We plan to move our company headquarters and manufacturing operations from our present facility, also in San Jose, California, to this facility, and expect to begin occupying the new premises starting in March 2006. Before we are able to begin manufacturing and shipping product from our new facility, we will need to ensure that we are in compliance with the Food and Drug Administration’s Quality System Regulations and current Good Manufacturing Practices, as well as the ISO 13485:2003 quality management standard for medical devices. The lease at our current facility continues after March 1, 2006 and we plan to continue our manufacturing and shipping operations at our present facility until our new facility meets these compliance requirements. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. If we fail to qualify our new facility or equipment or encounter major observations of flaws in our system by inspectors from federal, state or international registration bodies, we may have to correct any deficiencies before product can be shipped from our new facility, which may have a material, adverse effect on the results of our operations.

To successfully grow our business, we will need to attract additional qualified personnel and retain key personnel.
      To successfully grow our business, we will need to attract additional qualified personnel, including management and technical personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intense. We rely on direct sales employees to sell our Closure system in the United States. We have expanded our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and sales activities.

Inadequate levels of reimbursement for our Closure procedure from governmental or other third-party payors could affect the adoption or use of our Closure system and may cause our revenues to decline.
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
      We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. Reimbursement rates established for 2006 are not significantly different from the rates established for 2005. Due to a wide range of physician payment levels in 2004 for performing our Closure procedure in a hospital setting, the 2006 payment rates as established by CMS are less for some physicians performing our Closure procedure in a hospital setting than the rates paid in 2004. As a result, some physicians who currently perform our Closure procedure in a hospital may choose to perform the procedure in an office setting, a trend we experienced in 2005, which may delay catheter purchases, in which case our business may be harmed. Additionally, the establishment of reimbursement payment rates by CMS does not guarantee that private healthcare insurers will establish payment rates similar to or better than Medicare.
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
      Byers Peak, Inc. is, and we expect for the foreseeable future will be, a sole-source supplier of our RF generators. We and our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our disposable catheter components or RF generators;

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements;

•	switching components may require product redesign and submission to the Food and Drug Administration of a pre-market supplement or possibly a separate pre-market approval, either of which could significantly delay production; and

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner.
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
      We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. We cannot assure you that we will be able to retain other qualified personnel or recruit other qualified personnel in the event of any future terminations.

We lack published long-term randomized trial data comparing the efficacy of our Closure procedure with vein stripping and EVL. If future data proves to be inconsistent with our clinical results, our revenues may decline.
      Currently, there is no randomized trial data beyond two years comparing the long-term efficacy of our Closure procedure to alternative treatments. Additional long-term patient follow-up studies may indicate that our Closure procedure is not as safe and effective as vein stripping or EVL. Currently available published data from a comparative study of our Closure procedure versus vein stripping is limited to the two-year period following treatment. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may not choose to purchase our Closure system and insurers may not choose to provide reimbursement for our Closure procedure until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Closure system effectively treats venous reflux disease.

If we are unable to manufacture an adequate supply of our products, we could lose customers and revenues and our growth could be limited.
      In order for us to maintain and expand our business successfully within the United States and internationally, we must manufacture commercial quantities of components that comprise our Closure system in compliance with regulatory requirements at an acceptable cost and on a timely basis. Our anticipated growth may strain our ability to manufacture an increasingly large supply of our products. Manufacturing facilities often experience difficulties in scaling up production, including problems with production yields, process changes and quality control and assurance. In addition, precision manufacturing, as is required to manufacture our products, is subject to human error and it is possible that we may not follow our own internal controls when manufacturing our products. If we cannot scale or maintain our manufacturing operations appropriately, maintain control over expenses or otherwise adapt to anticipated growth, or if we have underestimated our future growth, we may not have the capability to satisfy market demand, which would harm our business.

If we become subject to product liability claims and our product liability insurance coverage is inadequate or inapplicable, we may be required to engage in costly litigation or pay significant damages and our business may be harmed.
      The manufacture and sale of our products may expose us to product liability claims and product recalls, including those that may arise from the misuse or malfunction of, or design flaws in, our products, or use of our products with components not manufactured by us. Our Closure procedure may result in a variety of complications, some of which are potentially serious. The most serious potential complications include a pulmonary embolism, which is a blood clot that travels to the lungs and may cause shortness of breath or even death, blood clots in deep veins, skin burns and nerve inflammation. Successful results using our Closure system are dependent upon physician technique. Although we inform physicians of the risks associated with failing to follow the proper technique when performing our Closure procedure, we cannot assure you that these efforts will prevent complications. For example, in September 2004, an article published in the Journal of Vascular Surgery reported the preliminary experience of a group of physicians that found a 16% incidence of blood clots extending into deep veins in the first 73 limbs they treated with our Closure procedure. If our procedure proves ineffective, patients may seek a refund of the cost of performing their procedure and damages for having to have been subjected to our procedure.
      We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product liability insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management’s attention from our business. In addition, product liability claims that call into question the safety or efficacy of our products could cause injury to our reputation and may potentially result in customers seeking alternative treatment methods. Any of these events could negatively affect our earnings and financial condition.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention and require us to pay damages and discontinue selling our products.
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
      Any litigation or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe them, we could be prevented from selling our Closure system unless we can obtain a license to use the technology or ideas covered by such patent or are able to redesign our Closure system to avoid infringement. A license may not be available on terms acceptable to us, or at all, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the Food and Drug Administration and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business would suffer. In addition, our patents are vulnerable to various invalidity attacks, such as those based upon earlier patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

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
      Compliance with these regulations can be complex, expensive and time-consuming. If we fail to comply with such regulations, we could be subject to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, orders for repair, replacement or refund, customer notifications, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities or those of our suppliers are possible. If we are required to shut down our manufacturing operations or recall any of our products, we may not be able to provide our customers with the quantity of products they require, and we could lose customers and suffer reduced revenue. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth could be limited and our business could be harmed.
      We are also subject to medical device reporting, or MDR, regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2005, we have submitted 52 medical device reports. In 39 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In five cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. We also reported this event to the Food and Drug Administration via the MDR process. This is the only report we have received of a patient death following treatment with our catheter or system. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
      We are directly or indirectly through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•	the Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	state food and drug laws;

•	the Sarbanes-Oxley Act of 2002;

•	the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items; and

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.
      If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, or curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Product sales or introductions may be delayed or canceled as a result of the Food and Drug Administration’s regulatory process, which could cause our sales or profitability to decline.
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

      Although we have obtained 510(k) clearance from the Food and Drug Administration to market our Closure system, we cannot assure you that the clearance of our Closure system will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

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
      During the years ended December 31, 2004 and December 31, 2005, 4% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in currency exchange rates; and

•	difficulties in enforcing intellectual property rights.
      Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.
      If we are incorrect in our belief that our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the Food and Drug Administration and other applicable regulations, and the Food and Drug Administration determines that our promotional materials or training constitutes promotion of an unapproved use, the Food and Drug Administration could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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
      In addition, the stock market in general, and the NASDAQ Stock Market and the market for medical devices in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

If there are substantial sales of our common stock, our stock price could decline.
      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of March 1, 2006, we had 14,999,259 shares of common stock outstanding. All of these shares are freely tradable without restriction or further registration under the federal securities laws, pursuant to Rule 144, 144(k) and 701, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933.
      Additionally, existing stockholders holding an aggregate of approximately 6,700,000 shares of common stock, including shares of common stock underlying warrants, have the right, subject to some conditions, to require us to file a registration statement with the SEC or include their shares in registration statements that we may file for ourselves or other stockholders. If we register their shares of common stock, they can freely sell those shares in the public market.

Our business may be harmed by a natural disaster, terrorist attacks or other unanticipated problems.
      Our manufacturing and office facilities are located in a single building in San Jose, California, which will continue to be true after we complete the planned move of these facilities. Despite precautions taken by us, a natural disaster such as fire or earthquake, a terrorist attack or other unanticipated problems at this building could interrupt our ability to manufacture our products or operate our business. These disasters or problems may also destroy our product inventories. While we carry insurance for certain natural disasters and business interruption, any prolonged or repeated disruption or inability to manufacture our products or operate our business could result in losses that exceed the amount of coverage provided by this insurance, and in such event could harm our business.

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
      We believe that the net proceeds from our initial public offering, completed in October 2004, together with our current cash, cash equivalents and short-term investments, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearance of our products and products in development;

•	the effects of competing technological and market developments;

•	the number and timing of acquisitions and other strategic transactions; and

•	the cost of litigation and other legal actions.
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
Item 1B:     Unresolved Staff Comments
      Not applicable.
Item 2:     Properties
      We are headquartered in San Jose, California, where we lease approximately 30,000 square feet under a lease expiring June 30, 2007. Our manufacturing operations are contained in our headquarters building. On November 15, 2005, we entered into a lease agreement for a new facility, also located in San Jose, California. We plan to move our company headquarters and manufacturing operations to this facility, which consists of 93,000 square feet. The term of the lease is March 1, 2006 through February 28, 2014. We believe that the new facilities are adequate for our current needs and the foreseeable future.
Item 3:     Legal Proceedings
      On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of our U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al. Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. The Court has scheduled a claims construction hearing for November 2006 and the trial in this matter to begin in October 2007.
Item 4:     Submission of Matters to a Vote of Security Holders
      There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2005.

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock has been traded on The NASDAQ Stock Market under the symbol “VNUS” since our initial public offering on October 20, 2004. The following table sets forth the intra-day high and low per share bid prices of our common stock from October 20, 2004 through December 31, 2005, as reported by The NASDAQ Stock Market.

	High	Low

Year Ended December 31, 2004
October 20, 2004 — December 31, 2004	$21.30	$12.80
Year Ended December 31, 2005
First Quarter	14.90	10.08
Second Quarter	13.54	9.20
Third Quarter	13.35	9.42
Fourth Quarter	11.45	8.00
      As of March 1, 2006, there were approximately 88 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
      Neither we, nor any affiliated purchaser of ours, acquired any of our equity securities during the year ended December 31, 2005.
Changes in Securities and Use of Proceeds
      We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. In connection with our initial public offering, we received net proceeds of approximately $54.0 million. To date, we have used approximately $16.0 million of the proceeds from our initial public offering for sales and marketing activities, approximately $2.7 million of the proceeds from our initial public offering for clinical research and product developing activities and approximately $11.1 million of the proceeds from our initial public offering for working capital and other general corporate purposes.
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

Item 6:     Selected Consolidated Financial Data
      The following table sets forth our selected financial data. This information should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Part II, Item 7 of this report below. The statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004, are derived from our audited financial statements included elsewhere in this report. The statements of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements that are not included in this report. The historical results are not necessarily indicative of our operating results or financial position to be expected in the future.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
	(Unaudited)
Consolidated Statements of Operations Data:
Net revenues	$49,170	$38,166	$21,838	$10,041	$5,564
Cost of revenues(1)	12,311	9,542	6,311	3,646	3,262

Gross profit	36,859	28,624	15,527	6,395	2,302

Operating expenses:
Sales and marketing(1)	20,173	16,235	11,997	7,728	5,602
Research and development(1)	3,815	4,540	3,513	2,099	2,305
General and administrative(1)	9,025	5,200	2,772	2,806	2,656

Total operating expenses	33,013	25,975	18,282	12,633	10,563

Income (loss) from operations	3,846	2,649	(2,755)	(6,238)	(8,261)
Interest income (expense) and other, net	1,779	439	171	283	(240)

Income (loss) before income taxes	5,625	3,088	(2,584)	(5,955)	(8,501)
Provision for income taxes	275	222	—	—	—

Net income (loss)	$5,350	$2,866	$(2,584)	$(5,955)	$(8,501)

Basic net income (loss) per share(2)	$0.37	$0.73	$(1.97)	$(4.73)	$(7.09)

Diluted net income (loss) per share	$0.35	$0.23	$(1.97)	$(4.73)	$(7.09)

Shares used in computing basic net income (loss) per share(2)	14,652	3,946	1,309	1,260	1,199

Shares used in computing diluted net income (loss) per share(2)	15,466	12,368	1,309	1,260	1,199

(1)	Includes charges for amortization of deferred stock-based compensation in the following amounts:

	2005	2004	2003	2002	2001

Cost of revenues	$65	$90	$56	$51	$576
Sales and marketing	264	525	257	342	491
Research and development	68	84	89	160	285
General and administrative	279	352	146	278	120

Total	$676	$1,051	$548	$831	$1,472

(2)	See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net income (loss) per share and shares used in computing basic and diluted net income (loss) per share.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
	(Unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,797	$68,566	$11,711	$12,601	$17,376
Short-term investments	25,718	—	—	—	—
Working capital	77,362	70,681	12,713	14,530	19,141
Total assets	85,339	77,972	17,789	17,885	22,442
Total accumulated deficit	(35,823)	(41,173)	(44,039)	(41,455)	(35,500)
Total stockholders’ equity	$79,522	$72,308	$14,241	$16,214	$21,299
Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This financial review presents our operating results for each of the three years in the period ended December 31, 2005, and our financial condition at December 31, 2005. You should read the following discussion of our financial condition and results of our operations in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” Part 1, Item 1A, as well as those discussed elsewhere. Our actual results could differ materially from those discussed here. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
Business Overview
      We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous graft procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 135,000 patients have been treated using our Closure system since 1999. In January 2005, we began a limited introduction of our ClosureRFStm family of products, which can be used for perforator vein ablation.
      Since our inception in January 1995, we have focused on the development of minimally invasive treatments for venous reflux disease. Until 1999, our operations consisted primarily of start-up activities, including the development of our Closure system, recruiting personnel and raising capital. We launched commercial sales of our Closure system in Europe in late 1998 and in the United States in late 1999.

      For the year ended December 31, 2005, we generated net revenues of $49.2 million and net income of $5.4 million. As of December 31, 2005, we have incurred cumulative losses of approximately $35.8 million. From inception to September 30, 2003 we were not profitable. We were profitable beginning in the last quarter of 2003 and have been profitable in each of the eight quarters since. We are planning to make significant investments in our operations during 2006 and are projecting a net loss for that year.
      We market our Closure system through a direct sales organization in the United States and a subsidiary in Germany. We also market and sell our products through distributors throughout the world.
      Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.
      Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 76%, 18% and 6% of our net revenues, respectively, in 2005. We expect that any shift in the percentage of net revenues derived from the sales of disposable catheters and RF generators during 2006 will be modest. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory packs.
      We have a diverse customer base of hospitals, physicians and physician groups, with no customer accounting for 10% or more of our net revenues or accounts receivable in the years ended December 31, 2005, 2004 and 2003.
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
      Valuation of Inventory. We value our inventory at the lower of cost or market. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. The allowance is measured as the difference between the current cost of the inventory and estimated market value and is charged to the provision for inventory obsolescence, which is a component of our cost of revenues. At the point of recognition of the loss, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology, we could be required to increase our inventory allowance and our gross profit could be adversely affected. Historically, we have not had a significant incidence of inventory obsolescence.
      Warranty Costs. At the time we recognize revenues, we establish an accrual for estimated warranty expense associated with revenues, recorded as a component of cost of revenues. We offer a one-year limited warranty on our RF generator which is included in the sales price of the generator. Our estimate of costs to service our warranty obligations is based upon the number of units sold, historical and anticipated cost per claim and rates of warranty claims. We primarily estimate material costs based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Our service agreement with our RF generator manufacturer provides us with a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. As such, our warranty expense is only required to cover those expenses not covered by our service agreement. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross profit could be adversely affected. Historically, our warranty claims have been immaterial.
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
      As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carryforwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of net losses from inception through the year ended December 31, 2003, and because we are projecting a net loss in 2006, recovery of our deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of our deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce our valuation allowance at a future date.
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
      Stock-Based Compensation Expense. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. In the fourth quarter of 2005, we began awarding restricted stock units as well as stock options to employees.
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

      We amortize stock-based compensation relating to stock option awards on the accelerated vesting method over the vesting periods of the stock options, which is generally four years. The accelerated vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We amortize stock-based compensation relating to restricted stock awards on a straight-line basis over the vesting periods of the restricted stock units. From January 1, 2003 through December 31, 2005, we recorded unearned stock-based compensation of $4.4 million. Employee stock-based compensation amortized to expense during the three-year period was $2.0 million. At December 31, 2005, we had a total of $2.5 million remaining to be amortized over the vesting periods of the stock options and restricted stock units.
      We have evaluated Financial Accounting Standards Board Statement No. 123(R) (“SFAS No. 123(R)”) and Staff Accounting Bulletin No. 107 (“SAB No. 107”), which require companies to expense the fair value of employee stock options and other forms of stock-based compensation. We expect that the adoption of SFAS No. 123(R) and SAB No. 107 in the first quarter of fiscal year 2006 will have a material impact on our consolidated results of operations and net earnings per share. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We also expect to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of fiscal year 2006.
      Based on the closing price of our common stock on December 30, 2005 of $8.38 per share, the intrinsic value of the options and restricted stock units outstanding at December 31, 2005 was $5.1 million, of which $2.1 million was vested and $3.0 million was unvested.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material adverse impact on our financial position and results of operations.
      In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) is effective for our quarter ending March 31, 2006, and will apply to our employee stock option plans. We expect that the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 will have a material impact on our consolidated results of operations and net earnings per share. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. Upon adoption of SFAS 123(R), we expect to apply the modified prospective transition method, except for those options that were measured using the minimum value method under FAS 123, for which we expect to apply the prospective transition method. Upon adoption, all stock-based compensation will be amortized on a straight-line basis.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance for the implementation of SFAS No. 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB No. 107 will be effective for us when we adopt SFAS No. 123(R) during the first quarter of fiscal 2006.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires companies to apply voluntary changes in accounting principles on a retrospective basis unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. Accordingly, companies must apply the new accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the financial statements in periods in which a change in accounting principle is made.
      In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF Statement 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on our financial position and results of operations for 2005 and is not expected to have a material impact on our financial position and results of operations for 2006.
      In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term. FSP 13-1 provides additional guidance regarding how a lessee should determine the beginning of the lease term. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense in operating income, if the lessee has the right to control the use of the leased asset during and after the construction period. The guidance in FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and is not expected to have a material impact on our financial position and results of operations.

Results of Operations
      The following table sets forth our results of operations expressed as percentages of revenues, for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,

	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	25.0	25.0	28.9

Gross profit	75.0	75.0	71.1
Operating expenses:
Sales and marketing	41.0	42.6	54.9
Research and development	7.8	11.9	16.1
General and administrative	18.3	13.6	12.7

Total operating expenses	67.1	68.1	83.7
Income (loss) from operations	7.9	6.9	(12.6)
Interest income and other, net	3.6	1.2	0.8
Income (loss) before provision for income taxes	11.5	8.1	(11.8)
Provision for income taxes	0.6	0.6	—

Net income (loss)	10.9%	7.5%	(11.8)%

      The following table sets forth the percentage of net revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005	2004	2003

Catheters	76%	77%	72%
RF Generators	18%	18%	24%
Accessories	6%	5%	4%

	100%	100%	100%

      The following table sets forth the percentage of net revenues from domestic and international sales for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,

	2005	2004	2003

United States	96%	96%	96%
Europe	3%	3%	3%
Other International	1%	1%	1%

	100%	100%	100%

      Net Revenues. Net revenues increased 29%, or $11.0 million, to $49.2 million in 2005 from $38.2 million in 2004. Net revenues increased 75%, or $16.4 million, to $38.2 million in 2004, from $21.8 million in 2003. The increase in 2005 was primarily due to an increase in the number of disposable catheters and RF generators sold as a result of our increased direct selling and marketing efforts in the United States, as well as the limited launch of the ClosureRFStm family of products and additional single use accessories. These increases were partially offset by a 7% decline in the average U.S. selling price of disposable catheters and an 11% decline in the average selling price of U.S. RF generators. The increase in 2004 was also due to an increase in the number of disposable catheters and RF generators sold as a result of our increased direct selling and marketing efforts in the United States. However, these increases were not significantly offset by discounts in average selling price. We expect net revenues to continue to increase in 2006, though at a more modest rate. We also expect modest price discounting to continue due to competitive pressures. Our product revenue mix in 2005 was comparable to 2004, and we expect the mix to be approximately the same in 2006. International sales accounted for 4% of net revenues in 2005, the same as in 2004 and 2003. We expect that the percent of net revenues from international sales will remain at approximately 4% of net revenues in 2006.
      Gross Profit. Cost of revenues increased 29%, or $2.8 million, to $12.3 million in 2005, from $9.5 million in 2004. Cost of revenues increased 51%, or $3.2 million, to $9.5 million in 2004, from $6.3 million in 2003. The increases in 2005 and 2004 were primarily due to the increased number of disposable catheters and RF generators sold, partially offset by lower direct material, labor and overhead costs per unit in the production of disposable catheters. Gross profit in 2005 was $36.9 million, or 75% of net revenues, compared to $28.6 million, or 75% of net revenues in 2004 and $15.5 million, or 71% of net revenues in 2003. The increases in gross profit margin percentage in 2005 and 2004 were primarily due to the allocation of manufacturing overhead over a greater number of units produced, as well as reduced direct costs of production per unit of our disposable catheters. These increases were partially offset by decreases in average selling prices of our disposable catheters and RF generators. We expect prices of our disposable catheters to continue to decline in 2006. However, we do not expect an offsetting decline in cost due to higher fixed manufacturing overhead related to the new facility and increased compensation cost due to the adoption of SFAS No. 123(R). Increased catheter production volume is expected to absorb some portion of the higher overhead expense. As a result, we expect that our gross margin percentage in 2006 will be less than our gross margin percentage in 2005.
      Sales and Marketing Expenses. Sales and marketing expenses increased 24%, or $4.0 million, to $20.2 million in 2005, from $16.2 million in 2004. Sales and marketing expenses increased 35%, or $4.2 million, to $16.2 million in 2004, from $12.0 million in 2003. The increase in 2005 was primarily the result of increased payroll and related expenses of $2.8 million incurred related to a 33% increase in sales and marketing personnel as well as a $583,000 increase in product promotion and advertising expenses. The increase in 2004 was primarily due to increased payroll and related expenses of $3.3 million as compared to 2003 incurred in connection with the addition of employees to our marketing and direct sales organization, increased amortization of deferred stock compensation expenses of $269,000 and increased product promotion and advertising expenses of $270,000. We expect sales and marketing expenses to increase in 2006 as we continue to invest in marketing programs and begin expensing stock-based compensation in accordance with SFAS No. 123(R).
      Research and Development Expenses. Research and development expenses decreased 16%, or $725,000, to $3.8 million in 2005, from $4.5 million in 2004. Research and development expenses increased 29%, or $1.0 million, to $4.5 million in 2004, from $3.5 million in 2003. The decrease in 2005 was primarily due to a 26% decrease in project-related expenses of $404,000 as well as $256,000 in research and development expenses that were charged to product cost to support improvements in the manufacturability of existing products. The increase in 2004 of $1.0 million was primarily due to increased payroll and related expenses of $936,000 and clinical study expenses of $161,000 in support of our new RFG generator product development. The new generator began shipping in November 2004. We expect research and development expenses to increase in 2006 as we continue to invest in the development of new products and consequently, the need to conduct new clinical studies. Expenses will also increase due to expensing of stock-based compensation in accordance with SFAS No. 123(R).
      General and Administrative Expenses. General and administrative expenses increased 74%, or $3.8 million, to $9.0 million in 2005, from $5.2 million in 2004. General and administrative expenses increased 88%, or $2.4 million, to $5.2 million, from $2.8 million in 2003. The increase in 2005 was primarily due to consulting and accounting fees related to compliance with regulations applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, in the amount of $1.8 million, increased personnel expenses of $1.2 million, increased insurance expenses of $356,000, as well as $89,000 in bank fees and $111,000 in bad debt expense. Also, $127,000 was incurred in legal fees to pursue patent infringement litigation. The increase in 2004 was primarily due to increased professional fees of $1.2 million, increased personnel expenses of $656,000, increased amortization of deferred stock-based compensation of $178,000 as well as an increase in insurance expenses and state and local taxes. These increases were driven primarily by the costs of becoming, and operating as, a public company. We expect general and administrative expenses to increase at a more modest rate in 2006 primarily due to continued patent litigation expenses. Expenses will also increase due to expensing of stock-based compensation in accordance with SFAS No. 123(R).
      Interest Income and Other, Net. Interest income and other, net, increased 305%, or $1.3 million, to $1.8 million in 2005, from $439,000 in 2004. Interest income and other, net, increased 155%, or $267,000, to $439,000 in 2004, from $171,000 in 2003. The increase in 2005 was primarily due to increased average cash and short-term investment balances in 2005 and to a lesser extent, higher interest rates earned on our interest bearing accounts. The increase in 2004 was also primarily due to increased average cash balances in 2004 and to a lesser extent, higher interest rates earned on our interest-bearing accounts. We expect interest income and other to increase slightly in 2006 primarily due to higher interest rates earned on our interest-bearing accounts.
      Provision for Income Taxes. We have significant net operating loss (“NOL”) and tax credit carryforwards. The $275,000 provision for income taxes in 2005 represents the estimated state income taxes payable, reduced for the use of NOL and tax credit carryforwards. In 2004, we recorded $222,000 in income tax provision. We recorded no provision for income taxes in 2003 due to net operating losses. We expect to use NOL and other tax carryforward amounts to the extent taxable income is earned in 2006 and beyond. At December 31, 2005, we had federal NOL carryforwards of approximately $28.8 million and state NOL carryforwards of approximately $21.9 million. The federal NOL carryforwards expire in various periods through 2022 and the state NOL carryforwards expire in various periods through 2012. We have federal and state research tax credit carryforwards of approximately $951,000 and $1.1 million, respectively. The federal research credits expire in various periods through 2022 and the state research credits can be carried forward indefinitely. The amounts of and the benefits from NOL and credit carryforwards may be impaired in some circumstances. Events that may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Additionally, we are projecting a net loss in 2006. Therefore, we believe there is sufficient uncertainty regarding our ability to generate future taxable income and use these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at December 31, 2005. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

Liquidity and Capital Resources

	December 31,

	2005	2004	2003

Cash and cash equivalents	$46,797	$68,566	$11,711
Short-term investments	25,718	—	—
Working capital	77,362	70,681	12,713
Net cash provided by (used in) operating activities	3,750	3,229	(680)
Net cash used in investing activities	(26,669)	(525)	(238)
Net cash provided by financing activities	1,150	54,151	28
      We incurred net losses from inception through September 30, 2003 of $44.1 million and have been profitable in each subsequent quarter. We are projecting a net loss in 2006. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.
      Net cash provided from operating activities was $3.8 million in 2005. Cash provided from operating activities in 2005 was attributable primarily to net income after adjustments for non-cash depreciation and amortization charges, partially offset by increases in accounts receivable, inventories, prepaid expenses, accounts payable and other long-term assets. The increases in accounts receivable, inventories and accounts payable were driven by a 29% increase in revenue, to $49.2 million in 2005 from $38.2 million in 2004. The increase in prepaid and other expenses primarily reflects an increase in interest receivable on short-term investments. We did not have any short-term investments in 2004. The increase in other long-term assets reflects the deposit made on our new facility which we expect to occupy in March 2006. Under the terms of our new lease, the landlord has agreed to provide an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million. The leasehold improvements made with the allowance will be recorded as deferred rent, which will be reflected as cash provided by operating activities due to an increase in other liabilities in 2006. An offsetting amount will be recorded as leasehold improvements. Net cash provided from operating activities was $3.2 million in 2004. Cash provided from operating activities in 2004 was attributable primarily to net income after adjustments for non-cash depreciation and amortization charges, partially offset by increases in accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities. The increases in accounts receivable, inventories, accounts payable and accrued liabilities were driven by a 75% increase in revenue, to $38.2 million in 2004 from $21.8 million in 2003. Net cash used in operating activities was $680,000 for the year ended 2003. Cash used in operating activities in 2003 was attributable primarily to net losses after adjustment for non-cash depreciation and amortization charges and increases in accounts receivable associated with higher revenues, partially offset by increased accounts payable balances. Inventory balances increased $773,000 in 2004 from 2003 primarily to accommodate the increased demand for our disposable catheters.
      Net cash used in investing activities was $26.7 million, $525,000 and $238,000 for the years ended 2005, 2004 and 2003, respectively. For 2005, cash used in investing activities primarily reflects purchases of short-term investments, and to a much lesser degree, purchases of property and equipment primarily for research and development, information technology, manufacturing operations and facility improvements. For 2004 and 2003, cash used in investing activities primarily reflects purchases of property and equipment primarily for research and development, information technology, manufacturing operations and facility improvements. Under the terms of our new lease, the landlord has agreed to provide an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million. The leasehold improvements made with the allowance will be recorded as leasehold improvements upon being placed into service, which will be reflected as a use of cash in investing activities in 2006. An offsetting amount will be recorded as deferred rent.
      Net cash provided by financing activities was $1.2 million in 2005, $54.2 million in 2004, and $28,000 in 2003. The 2005 amount reflects proceeds received upon the exercise of stock options. The 2004 amount primarily reflects proceeds received upon our initial public offering in October 2004 and the exercise of stock options. Net cash provided by financing activities was $28,000 in 2003. The amounts in 2003 reflect proceeds received upon the exercise of stock options.
      We expect that marketing, research and general and administrative expenses will increase in absolute dollars in connection with the growth of our business and our operations as a public company, including consulting expenses associated with compliance with SFAS No. 123(R) and patent litigation. We also expect to incur additional costs and expenses related to our new corporate headquarters. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining Food and Drug

Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with SFAS No. 123(R) and Section 404 of the Sarbanes-Oxley Act of 2002 and the number and timing of acquisitions and other strategic transactions.
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
Off-Balance Sheet Arrangements
      We did not have any off-balance sheet arrangements as of December 31, 2005.
Contractual Obligations and Capital Expenditure Requirements
      The following table summarizes our contractual obligations as of December 31, 2005:

	Payments Due by Period

Contractual Obligations and Capital Expenditure		Less Than	1-3	3-5	More Than
Requirements	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating lease obligations	$8,737	$816	$2,850	$3,594	$1,477
Inventory purchase commitments	2,074	2,074	—	—	—
Leasehold improvements	2,180	2,180	—	—	—

Total	$12,991	$5,070	$2,850	$3,594	$1,477

Item 7A:     Quantitative and Qualitative Disclosures about Market Risk
      To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
      Our exposure to interest rate risk at December 31, 2005 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. The funds maintain an average investment maturity of 90 days or less. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.

Item 8:	Consolidated Financial Statements and Supplementary Data
VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
VNUS Medical Technologies, Inc.
      We have completed an integrated audit of VNUS Medical Technologies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of VNUS Medical Technologies, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 14, 2006

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,797	$68,566
Short-term investments	25,718	—
Accounts receivable, net of allowance for doubtful accounts of $308 and $195, respectively	6,448	5,347
Inventories	2,915	1,644
Prepaid expenses and other current assets	1,265	677

Total current assets	83,143	76,234
Property and equipment, net	1,363	1,096
Other assets	833	642

Total assets	$85,339	$77,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,233	$1,242
Accrued liabilities	4,548	4,311

Total current liabilities	5,781	5,553
Other liabilities	36	111

Total liabilities	5,817	5,664

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock: $0.001 par value; 10,000,000 authorized; none issued and outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Common stock: $0.001 par value; 56,666,666 authorized, 14,899,989 and 14,371,439 issued and outstanding at December 31, 2005 and 2004, respectively	15	14
Additional paid-in capital	117,924	114,698
Deferred stock-based compensation	(2,544)	(1,231)
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(35,823)	(41,173)

Total stockholders’ equity	79,522	72,308

Total liabilities and stockholders’ equity	$85,339	$77,972

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and
	per share data)
Net revenues	$49,170	$38,166	$21,838
Cost of revenues(1)	12,311	9,542	6,311

Gross profit	36,859	28,624	15,527

Operating expenses
Sales and marketing(1)	20,173	16,235	11,997
Research and development(1)	3,815	4,540	3,513
General and administrative(1)	9,025	5,200	2,772

Total operating expenses	33,013	25,975	18,282

Income (loss) from operations	3,846	2,649	(2,755)
Interest income and other income, net	1,779	439	171

Income (loss) before provision for taxes	5,625	3,088	(2,584)
Provision for income taxes	275	222	—

Net income (loss)	$5,350	$2,866	$(2,584)

Net income (loss) per share (see Note 2)
Basic	$0.37	$0.73	$(1.97)
Diluted	$0.35	$0.23	$(1.97)
Weighted average number of shares used in per share calculations (see Note 2)
Basic	14,652	3,946	1,309
Diluted	15,466	12,368	1,309

(1)	Includes the following charges for stock-based compensation:

	Year Ended December 31,

	2005	2004	2003

Cost of revenues	$65	$90	$56
Sales and marketing	264	525	257
Research and development	68	84	89
General administrative	279	352	146

	$676	$1,051	$548

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Other		Total
					Paid-In	Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

	(In thousands, except share and per share data)
Balances at December 31, 2002	25,186,747	$25	1,308,028	$1	$58,267	$(624)	$—	$(41,455)	$16,214
Exercise of stock options	—	—	21,341	—	28	—	—	—	28
Deferred stock compensation for stock option grants	—	—	—	—	401	(366)	—	—	35
Fair value of options issued for services	—	—	—	—	22	—	—	—	22
Cancellation of options	—	—	—	—	(32)	32	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	526	—	—	526
Net loss	—	—	—	—	—	—	—	(2,584)	(2,584)

Balances at December 31, 2003	25,186,747	25	1,329,369	1	58,686	(432)	—	(44,039)	14,241
Exercise of warrants for Series C preferred stock	33,006	—	—	—	—	—	—	—	—
Net exercise of warrants for common stock	—	—	2,602	—	—	—	—	—	—
Exercise of stock options	—	—	82,871	—	149	—	—	—	149
Deferred stock compensation for stock option grants	—	—	—	—	1,701	(1,701)	—	—	—
Fair value of options issued for services	—	—	—	—	181	—	—	—	181
Cancellation of options	—	—	—	—	(32)	32	—	—	—
Conversion of preferred stock to common stock	(25,219,753)	(25)	8,957,389	9	16	—	—	—	—
Issuance of common stock in initial public offering			4,000,000	4	53,998	—	—	—	54,002
Repurchase of restricted stock common stock	—	—	(792)	—	(1)	—	—	—	(1)
Amortization of deferred stock-based compensation	—	—	—	—	—	870	—	—	870
Net income	—	—	—	—	—	—	—	2,866	2,866

Balances at December 31, 2004	—	—	14,371,439	14	114,698	(1,231)	—	(41,173)	72,308
Unrealized loss on short-term investments							(50)		(50)
Exercise of stock options	—	—	528,550	1	1,149	—	—	—	1,150
Deferred stock compensation for stock option grants	—	—	—	—	10	(10)	—	—	—
Deferred stock compensation for restricted stock units (RSUs)	—	—	—	—	2,264	(2,264)	—	—	—
Fair value of options issued for services	—	—	—	—	62	—	—	—	62
Cancellation of options	—	—	—	—	(284)	284	—	—	—
Cancellation of RSU’s	—	—	—	—	(63)	63	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	614	—	—	614
Tax benefit on exercise of employee stock options	—	—	—	—	88	—	—	—	88
Net income	—	—	—	—	—	—	—	5,350	5,350

Balances at December 31, 2005	—	$—	14,899,989	$15	$117,924	$(2,544)	$(50)	$(35,823)	$79,522

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,350	$2,866	$(2,584)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	634	420	351
Non-employee stock compensation and amortization of deferred stock-based compensation	676	1,051	583
Tax benefit on the exercise of employee stock options	88	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(2,018)	(1,485)
Inventories	(1,271)	(773)	560
Prepaid expenses and other assets	(588)	(435)	19
Other long-term assets	(191)	2	—
Accounts payable	(9)	358	472
Accrued and other liabilities	162	1,758	1,404

Net cash provided by (used in) operating activities	3,750	3,229	(680)

Cash flows from investing activities:
Purchase of short-term investments	(34,468)	—	—
Sale/maturities of short-term investments	8,700	—	—
Purchase of property and equipment	(901)	(525)	(238)

Net cash used in investing activities	(26,669)	(525)	(238)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	55,800	—
Stock issuance costs	—	(1,798)	—
Proceeds from the exercise of stock options for common stock	1,150	149	28

Net cash provided by financing activities	1,150	54,151	28

Net (decrease) increase in cash and cash equivalents	(21,769)	56,855	(890)
Cash and cash equivalents at the beginning of the year	68,566	11,711	12,601

Cash and cash equivalents at the end of the period	$46,797	$68,566	$11,711

Supplemental disclosure of cash flow information:
Deferred stock-based compensation	1,927	1,669	334

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company
      VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous graft procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States.
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

Note 2 —	Summary of Significant Accounting Policies
      Principles of consolidation and basis of presentation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. Certain prior-period amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
      Net Income (Loss) Per Share. The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares subject to repurchase by the Company. Basic net income (loss) per share excludes the dilutive effect of potential stock options including stock options, unvested common stock subject to repurchase, restricted stock units and warrants. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Numerator:
Net income (loss) available to common stockholders, basic and diluted	$5,350	$2,866	$(2,584)

Denominator:
Weighted average common shares outstanding	14,652	3,947	1,318
Weighted average unvested common shares subject to repurchase	—	(1)	(9)

Weighted average common shares outstanding used in computing basic net income (loss) per share	14,652	3,946	1,309
Effect of dilutive securities:
Stock options, restricted stock units, warrants, weighted average convertible preferred stock, weighted average unvested common shares subject to repurchase agreements, deferred stock-based compensation	814	8,422	—

Total shares, diluted	15,466	12,368	1,309

Net income (loss) per common share:
Basic	$0.37	$0.73	$(1.97)
Diluted	$0.35	$0.23	$(1.97)
      The following outstanding convertible preferred stock and warrants, common stock warrants, employee stock options and unvested common shares subject to repurchase were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Year Ended
	December 31,

	2005	2004	2003

Convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	8,957
Convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	13
Common stock warrants	—	—	147
Stock options	214	38	1,389
Unvested common shares subject to repurchase agreements	—	—	4

	214	38	10,510

      Cash and Cash Equivalents. The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, the Company held its cash and cash equivalents in a checking account, a money market account and investment accounts with several high-credit-quality financial institutions.
      Short-Term Investments. Short-term investments, which include money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers, are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss).

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company has not identified any such impairment losses to date.
      Fair Value of Financial Instruments. The Company’s financial instruments, including cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accrued liabilities and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments.
      Inventory. Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.
      Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or the lease term of the respective assets, if applicable. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.
      The depreciation and amortization period for property and equipment categories are as follows:

Furniture and fixtures	3 years
Computer and office equipment	3 years
Laboratory equipment	5 years
Purchased software	3 to 5 years
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
      Revenue Recognition. The Company sells its disposable catheters and radio frequency, or RF, generators, to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third-party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users.
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
      Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses incurred in the years ended December 31, 2005, 2004 and 2003 were $321,000, $229,000 and $184,000 respectively.
      Stock-based Compensation. The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No 25,” in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.
      Pro forma information regarding net income (loss) is presented as if the Company recorded compensation expense based on the fair value of stock-based awards in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” is as follows (in thousands, except per share data):

	Year Ended

	2005	2004	2003

Net income (loss), as reported	$5,350	$2,866	$(2,584)
Add: Employee stock-based compensation expense determined under the intrinsic method, net of tax	502	809	526
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(1,938)	(925)	(627)

Pro forma net income (loss)	$3,914	$2,750	$(2,685)

Weighted average number of shares used in per share calculation
Basic	14,652	3,946	1,309
Diluted	15,218	12,368	1,309
Pro forma net income (loss) per share
Basic	$0.27	$0.70	$(2.05)
Diluted	$0.26	$0.22	$(2.05)
      The above pro forma effects on net income (loss) may not be representative of the effects on future results as options granted typically vest over four or five years and additional option grants are expected to be made in future years.
      The value of each option granted was estimated on the date of grant with the following weighted average assumptions:

	Year Ended

	2005	2004	2003

Risk free interest rates	3.71 – 4.45%	2.64 – 3.62%	1.95 – 3.04%
Expected Life (in years)	3.70	4.00	4.00
Dividend Yield	—	—	—
Volatility	51.59%	65.00%	—	*

*	Note: Prior to the Company’s initial public offering on October 20, 2004, the minimum value method was used.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the above assumptions, the weighted average fair value of employee stock option grants was $10.82, $6.85, and $2.50 per share for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,”, which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.
      Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that have historically been excluded from net income and loss and reflected instead in equity. Unrealized gains and losses on short-term investments are recorded in other comprehensive income (loss) as a component of equity for 2005.
      Income Taxes. The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
      Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material adverse impact on the Company’s financial position and results of operations.
      In December 2004, the FASB issued FASB Statement No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) is effective for the Company’s quarter ending March 31, 2006, and will apply to the Company’s employee stock option plans. The Company has evaluated the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 will have a material impact on the Company’s consolidated results of operations and net earnings per share. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. Upon adoption of SFAS 123(R), the Company expects to apply the modified prospective transition method, except for those options that were measured using the minimum value method under FAS 123, for which the Company expects to apply the prospective transition method. Upon adoption, all stock based compensation will be amortized on a straight-line basis.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance for the implementation of SFAS No. 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB No. 107 will be effective for the Company when the Company adopts SFAS No. 123(R) during the first quarter of fiscal 2006.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires companies to apply voluntary changes in accounting principles on a retrospective basis unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. Accordingly, companies must apply the new accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the financial statements in periods in which a change in accounting principle is made.
      In September 2005, the Emerging Issues Task Force issued EITF Statement 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on the Company’s financial position and results of operations in 2005 and is not expected to have a material impact on the Company’s financial position and results of financial operations for 2006.
      In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term. FSP 13-1 provides additional guidance regarding how a lessee should determine the beginning of the lease term. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense in operating income, if the lessee has the right to control the use of the leased asset during and after the construction period. The guidance in FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and is not expected to have a material impact on the Company’s financial position and results of operations.

Note 3 —	Concentration of Credit Risk
      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in several financial institutions in the United States and internationally. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.
      Concentrations of credit risk with respect to short-term investments are limited due to the Company’s cash investment policies which limit cash investments to short-term, low-risk investments. Short-term investments include money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers, all with maturity dates less than one year.

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
      The Company relies on Byers Peak, Inc. to manufacture its RF generators. The Company expects that Byers Peak, Inc. will be a sole-source supplier of the RF generators for the foreseeable future. The Company also relies on sole-source suppliers to manufacture some of the components used in its disposable catheters. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede its ability to meet demand.

Note 4 —	Operating Segment and Geographic Information
      The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.
      The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Years Ended
	December 31,

	2005	2004	2003

United States	96%	96%	96%
Europe	3%	3%	3%
Other International	1%	1%	1%

	100%	100%	100%

Catheters	76%	77%	72%
RF Generators	18%	18%	24%
Accessories	6%	5%	4%

	100%	100%	100%

      All long-lived assets are located in the United States.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Short-Term Investments
      At December 31, 2004, the Company had no short-term investments.
      At December 31, 2005, short-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

	December 31, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments
Certificates of deposit and money market funds	$688	$—	$(3)	$685
Commercial paper	987	1	—	988
Corporate debt securities	19,629	—	(38)	19,591
Asset backed securities	4,464		(10)	4,454

	$25,768	$1	$(51)	$25,718

      Proceeds from the sales of available-for-sale securities and gross realized gains and gross realized losses on available-for-sale securities were immaterial during the twelve months ended December 31, 2005.
      All of the investments in the table above that were in an unrealized loss position at December 31, 2005 were in a continuous unrealized loss position for less than 12 months and these unrealized losses were considered not to be other-than-temporary due primarily to their nature, quality and short-term holding.
      The estimated fair values of short-term investments classified by date of contractual maturity at December 31, 2005 are as follows (in thousands):

December 31,
2005

One year or less	$21,264
One to five years	4,454

$25,718

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Balance Sheet Components
      The following tables provide details of selected balance sheet components (in thousands):

	December 31,

	2005	2004

Prepaid expenses and other current assets
Prepaid expenses	$902	$663
Interest receivable	314	—
Other	49	14

	$1,265	$677

Inventories
Finished goods	$1,528	$626
Raw materials and sub-assemblies	893	876
Radio-frequency generators	494	142

	$2,915	$1,644

Property and equipment, net
Furniture and fixtures	$158	$138
Computers and office equipment	637	493
Leasehold improvements	1,107	924
Laboratory equipment	962	735
Purchased software	674	442
Construction in progress	95	—

	3,633	2,732
Less: Accumulated depreciation and amortization	(2,270)	(1,636)

	$1,363	$1,096

Accrued liabilities
Sales commissions and bonuses	$1,975	$2,402
Payroll and related expenses	718	692
Taxes payable, including taxes on earnings	424	490
Deferred revenue	222	145
Other	1,209	582

	$4,548	$4,311

Note 7 —	Interest Income and Other Income, Net

	December 31,

	2005	2004	2003

Interest income	$1,852	$351	$135
Foreign exchange gain (loss)	(152)	46	35
Other	79	42	1

	$1,779	$439	$171

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Income Taxes
      At December 31, 2005, the Company had net operating loss, or NOL, carryforwards of approximately $28.8 million and $21.9 million for federal and state jurisdictions, respectively, available to reduce future taxable income. The federal NOL carryforwards expire in various periods through 2022 and the state NOL carryforwards expire in various periods through 2012. The Company had federal and state research tax credit carryforwards of approximately $951,000 and $1.1 million, respectively. The federal research credits expire in various periods through 2022 and the California research credits can be carried forward indefinitely.
      The difference between the U.S. federal statutory income tax rate (benefit) and the Company’s effective tax rate were as follows:

	Years Ended December 31,

	2005	2004	2003

U.S. federal statutory tax rate	35.00%	35.00%	(34.00)%
State income taxes, net of federal benefit	5.58%	6.40%	(5.83)%
Meals/ entertainment and other permanent adjustments	1.57%	—	—
Deferred tax assets utilized during the year	(48.60)%	(59.03)%	(16.58)%
Net increase in temporary tax adjustments	1.25%	4.72%	54.38%
Amortization of book stock-based compensation	4.77%	11.14%	8.45%
AMT tax credit not benefited	2.69%	—	—
Other	2.64%	8.93%	(6.42)%

	4.90%	7.16%	0.00%

      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Net operating loss carryovers	$11,166	$12,470
Tax credits	1,857	1,661
Accruals, allowances and reserves	515	564
Capitalization & cost recovery	711	494
Other	136	134

Net deferred tax assets	14,385	15,323
Valuation allowance	(14,385)	(15,323)

Net deferred tax assets	$—	$—

      Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefit has been recognized for the NOL and other deferred tax assets.
      The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

Note 9 —	Commitments and Contingencies
      Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended December 31, 2005, 2004 and 2003

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $869,000, $815,000, and $672,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. The Company plans to move its headquarters and manufacturing operations to this facility, which consists of 93,000 square feet. The term of the lease is March 1, 2006 through February 28, 2014, which includes a rent holiday period during which the Company is not required to make lease payments. The terms of both the existing and new facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
      At December 31, 2005, future minimum lease payments, including the payments on the new facility, are as follows (in thousands):

Year Ending December 31,	Operating Leases

2006	$816
2007	837
2008	918
2009	1,095
2010	1,166
2011 and thereafter	3,905

$8,737

      Under the terms of the new lease, the landlord has agreed to provide an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million, which will be recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments on the Company’s new facility will be reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount will be recorded as leasehold improvements at the inception of the lease term. Leasehold improvements will be depreciated over the lease term, or the estimated lives of the improvements, whichever is shorter.
      Indemnifications. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
      Purchase Commitments. At December 31, 2005, the Company had approximately $2.1 million in purchase commitments with suppliers.
      Leasehold Improvements. At December 31, 2005, the Company had approximately $2.2 million in commitments related to leasehold improvements planned for its new facility which the Company expects to occupy in March 2006. Under the terms of the new lease, the landlord has agreed to provide an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million, which will be recorded as leasehold improvements when placed into service. Total leasehold improvements of $2.2 million will be depreciated over the life of the lease or their estimated useful lives, whichever is shorter. An offsetting amount for the $1.0 million tenant improvement allowance portion of the leasehold improvements will be recorded as deferred rent, which will be amortized on a straight-line basis as a reduction to lease expense over the lease term.

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

Note 10 —	Stock Option Plans
      In 1995, the Company established the 1995 Stock Plan (the “1995 Plan”) covering employees, directors and consultants of the Company. Under the terms of the 1995 Plan, incentive and nonqualified stock options and stock purchase rights could be granted for up to 1,008,000 shares of the Company’s authorized but unissued common stock. In May 2000, upon the adoption of the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Company ceased granting options under the 1995 Plan.
      In May 2000, the Company established the 2000 Plan covering employees, directors and consultants of the Company. Under the terms of the 2000 Plan, incentive and nonqualified stock options and stock purchase rights may be granted. Initially, 420,000 shares of the Company’s authorized but unissued common stock were available for grant under the 2000 Plan. On each anniversary of the 2000 Plan’s adoption by the Board of Directors, the share reserve was automatically increased by 98,000 shares. In 2001 and 2002, the stockholders approved a 300,000 and a 133,333 share increase to the 2000 Plan, respectively. In January 2004, the stockholders approved a 333,333 share increase to the 2000 Plan. In October 2004, the shareholders approved (i) an 800,000 share increase to the 2000 Plan, which increased the number of authorized shares of the Company’s common stock issuable under the 2000 Plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, further increase the number of shares reserved for issuance under 2000 Plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of the Company’s common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the 2000 Plan, provided that the maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options during the term of the 2000 Plan may not exceed 6,378,666.
      Accordingly, on December 31, 2005, 595,999 shares were authorized for issuance, equal to 4% of the shares outstanding on that date. In September 2005, the Board of Directors adopted a form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, intended to serve as a standard form agreement for restricted stock unit grants (“RSUs”) issued to employees, executive officers, directors and consultants under the Company’s VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (the “Amended Equity Incentive Plan”). The Board approved the Amended Equity Incentive Plan in November 2005, which authorized the granting of restricted stock units under the plan including the form of grant adopted in September 2005.
      Under the terms of the 1995 Plan and the Amended Equity Incentive Plan, options and RSUs have a maximum term of 10 years and vest over schedules determined by the Board of Directors. Certain options, upon the discretion of the plan administrator, are exercisable prior to becoming vested, and are subject to the Company’s right to repurchase the unvested shares at the exercise price. Nonqualified stock options may be granted to employees and consultants at no less than 85% of the fair market value of the stock at the date of the grant.
      In 2001, the Board of Directors approved a severance plan for management and key employees whereby a change in control in the Company would accelerate vesting of options under certain conditions. On November 7, 2005, the Board of Directors adopted the Amended and Restated VNUS Severance Plan for Management and Key Employees (the “Amended Severance Plan”). In particular, the Amended Severance Plan expands the definition of “good reason” for determining whether a participant’s termination of employment was a “qualifying termination,” thereby entitling the participant to certain payments and the acceleration of the vesting of certain equity awards, including stock options, restricted stock and restricted stock units. “Good reason” now includes, with respect to participants that are employees of the Company at

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the vice president level and above, removal of duties customarily assigned to an employee with such participant’s title, or a substantial adverse alteration in the nature or status of such participant’s duties; provided, however, that a significant reduction in job responsibility and/or authority shall not be deemed to have occurred simply by virtue of a change of control, the fact that the Company becomes a subsidiary of another entity or the Company’s status changing from publicly-traded to privately-held, as a result of the change of control.
      Activity under the 1995 Plan and the Amended Equity Incentive Plan is as follows:

		Options/ RSUs Outstanding		Weighted
	Options/ RSUs			Average
	Available for	Number of	Range of	Exercise
	Future Grant	Options/ RSUs	Exercise Prices	Price

Balances at December 31, 2002	374,568	974,601	$0.04 – $ 7.14	$2.15
Authorized	98,000	—	—	—
Granted	(489,915)	489,915	1.50	1.50
Exercised	—	(21,341)	0.43 – 1.50	1.32
Terminated/cancelled	50,010	(53,814)	0.43 – 7.14	2.66

Balances at December 31, 2003	32,663	1,389,361	$0.04 – $ 7.14	$1.92
Authorized	1,231,333	—	—	—
Granted	(477,944)	477,944	3.00 – 16.70	5.41
Exercised	—	(82,871)	0.04 – 7.14	1.79
Terminated/cancelled	101,632	(104,712)	0.71 – 10.50	2.87

Balances at December 31, 2004	887,684	1,679,722	$0.04 – $16.70	$2.86
Authorized	595,999	—	—	—
Expired	(273)	—	—	—
Granted	(1,021,218)	1,021,218	0.00 – 13.78	8.61
Exercised	—	(528,550)	0.61 – 10.50	2.18
Terminated/cancelled	210,486	(210,486)	0.00 – 14.91	5.18

Balances at December 31, 2005	672,678	1,961,904	$0.00 – $16.70	$6.60

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options and restricted stock units (RSUs) outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

	Options and RSUs Outstanding
			Options and RSUs
		Weighted	Exercisable
		Average
		Remaining		Weighted
		Contractual		Average
	Number of	Life (In	Number of	Exercise
Exercise Prices	Options/RSUs	Years)	Options/RSUs	Price

$ 0.00 – 0.01	242,259	9.85	393	$—
0.11 – 0.71	181,594	2.46	181,594	0.59
1.50 – 1.50	408,370	6.69	324,354	1.50
3.00 – 3.00	220,480	8.18	96,672	3.00
6.00 – 10.05	176,826	7.40	93,909	7.41
10.08 – 10.76	219,244	9.20	50,169	10.67
10.86 – 10.95	173,880	9.45	19,688	10.86
10.97 – 12.44	191,270	9.50	6,443	11.59
12.45 – 14.91	122,981	9.23	9,425	13.40
15.00 – 15.00	20,000	8.82	20,000	15.00
16.70 – 16.70	5,000	8.91	1,354	16.70

	1,961,904	7.91	804,001	$3.55

      The Company’s stock plans only approve early exercise of stock options and RSUs upon approval of the Company’s plan administrator. At December 31, 2005, there were no shares subject to repurchase.
      Employee Deferred Stock-Based Compensation. Deferred stock compensation to employees related to stock options represents the aggregate difference, at the grant date, between the respective exercise price of stock options and RSUs and the fair value of the underlying stock.
      The deferred stock compensation is amortized on an accelerated basis to expense over the vesting period of the individual stock option awards, generally four years. The amortization method used is in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The deferred stock compensation for RSUs is amortized on a straight-line basis to expense over the vesting period of the individual awards, generally four years. The Company recorded unearned stock-based compensation of approximately $2.3 million, $1.7 million, and $366,000 during the years ended December 31, 2005, 2004 and 2003 respectively. Deferred stock compensation amortized to expense during these respective periods was approximately $614,000, $870,000, and $526,000, respectively.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company granted stock options to employees with exercise prices below their estimated fair market value as follows:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Intrinsic
	Options	Exercise	Fair Value	Value
Grants Made During the Quarter Ended	Granted	Price	per Share	per Share

March 31, 2004	168,620	$3.00	$6.51	$3.51
June 30, 2004	144,883	$3.77	$10.56	$6.79
September 30, 2004	49,391	$9.93	$13.31	$3.38
December 31, 2004	24,130	$10.73	$15.21	$4.48
March 31, 2005	3,333	$10.50	$13.45	$2.95
June 30, 2005	—	$—	$—	$—
September 30, 2005	—	$—	$—	$—
December 31, 2005	—	$—	$—	$—
      The Company granted restricted stock units to employees with exercise prices below their estimated fair market value as follows:

Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Intrinsic
	RSUs	Exercise	Fair Value	Value
Grants Made During the Quarter Ended	Granted	Price	per Share	per Share

March 31, 2004	—	$—	$—	$—
June 30, 2004	—	$—	$—	$—
September 30, 2004	—	$—	$—	$—
December 31, 2004	—	$—	$—	$—
March 31, 2005	—	$—	$—	$—
June 30, 2005	—	$—	$—	$—
September 30, 2005	—	$—	$—	$—
December 31, 2005	249,279	$—	$9.02	$9.02
      Stock Compensation Expense Related to Consultant Services. During the years ended December 31, 2005, 2004 and 2003, the Company granted options to consultants to purchase 5,000, 17,663, and 19,000 shares of common stock, respectively, in exchange for services, at a range of exercise prices between $0.72 and $13.53 per share. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected lives of one to five years; risk-free interest rates ranging between 1.32% to 6.80% and expected volatility of 52% to 71%. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options. In 2005, 2004 and 2003, the Company recorded stock compensation expense of $62,000, $181,000, and $22,000, respectively.

Note 11 —	Employee Benefit Plans
      The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There have been no contributions by the Company (approved or payable) through December 31, 2005.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Selected Quarterly Financial Data (unaudited):
      The following tables present the Company’s operating results expressed in dollars and as a percent of revenues for each of the eight quarters ending December 31, 2005. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.

	Dec. ’05	Sept. ’05	June ’05	Mar. ’05	Dec. ’04	Sept. ’04	June ’04	Mar. ’04

	(In thousands)
	(Unaudited)
Net revenues	$13,535	$12,129	$12,314	$11,192	$11,186	$10,116	$9,230	$7,634
Cost of revenues(1)	3,521	2,915	3,145	2,730	2,845	2,562	2,285	1,850

Gross profit	10,014	9,214	9,169	8,462	8,341	7,554	6,945	5,784
Total operating expenses(1)	9,879	7,898	8,067	7,169	7,651	6,494	6,443	5,387

Income from operations	135	1,316	1,102	1,293	690	1,060	502	397
Interest income and other, net	575	458	385	361	340	46	21	32

Income before provision for income taxes	710	1,774	1,487	1,654	1,030	1,106	523	429
Provision for (benefit from) income taxes	(66)	121	104	116	16	111	52	43

Net income	$776	$1,653	$1,383	$1,538	$1,014	$995	$471	$386

(1)	Includes charges for stock-based compensation in the following amounts:

Cost of revenues	$14	$16	$17	$18	$26	$26	$24	$14
Operating expenses	190	130	111	180	284	270	273	134

Total	$204	$146	$128	$198	$310	$296	$297	$148

	Dec. ’05	Sept. ’05	June ’05	Mar. ’05	Dec. ’04	Sept. ’04	June ’04	Mar. ’04

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	26.0	24.0	25.5	24.4	25.4	25.3	24.8	24.2

Gross profit	74.0	76.0	74.5	75.6	74.6	74.7	75.2	75.8
Total operating expenses	73.0	65.1	65.5	64.0	68.4	64.2	69.8	70.6

Income from operations	1.0	10.9	9.0	11.6	6.2	10.5	5.4	5.2
Interest income and other, net	4.2	3.8	3.1	3.1	3.0	0.4	0.2	0.4

Income before provision for income taxes	5.2	14.7	12.1	14.7	9.2	10.9	5.6	5.6
Provision for (benefit from) income taxes	(0.5)	1.0	0.9	1.0	0.1	1.1	0.6	0.6

Net income	5.7%	13.7%	11.2%	13.7%	9.1%	9.8%	5.0%	5.0%

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
      We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
      Further, management determined that, as of December 31, 2005, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of VNUS Medical Technologies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Item 9B.	Other Information
      None.

PART III

Item 10:	Directors and Executive Officers of the Registrant
      The information required under this item is incorporated herein by reference to our definitive proxy statement that will be prepared pursuant to Regulation 14A.

Item 11:	Executive Compensation
      The information required under this item is incorporated herein by reference to our definitive proxy statement that will be prepared pursuant to Regulation 14A.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this item is incorporated herein by reference to our definitive proxy statement that will be prepared pursuant to Regulation 14A.

Item 13:	Certain Relationships and Related Transactions
      The information required under this item is incorporated herein by reference to our definitive proxy statement that will be prepared pursuant to Regulation 14A.

Item 14:	Principal Accountant Fees and Services
      The information required under this item is incorporated herein by reference to our definitive proxy statement that will be prepared pursuant to Regulation 14A.
PART IV

Item 15:	Exhibits and Financial Statement Schedules
      (a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of this report:

Page
Number

Report of Independent Registered Public Accounting Firm	50
Audit of Management’s Assessment of Internal Controls Over Financial Reporting
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	52
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2005	53
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2005	54
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2005	55
Notes to Consolidated Financial Statements	56

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	77

3. Exhibit Index

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2		Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form No. 333-117640, filed on July 23, 2004).

10	.1#	Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement, by and between VNUS Medical Technologies, Inc. and Dennis Rosenberg, dated July 29, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2005).

10	.2#	VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 10, 2005).

10	.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).

10	.4#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.5#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.6#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.7#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).

10	.8#	Summary of the 2004 Bonus Payments and 2005 Salary for the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated March 25, 2005).

10	.9#	Summary of the 2004 Bonus Payments and 2005 Salaries for Executive Officers (incorporated by reference to the Company’s Report on Form 8-K dated March 16, 2005).

10	.10#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10	.11#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

10	.12#	Dennis Rosenberg Offer Letter, dated July 7, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2005).

10	.13#	Charlene A. Friedman Offer Letter, dated October 26, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated November 10, 2005).

Exhibit
Number		Description

10.14		RF Generator Development Agreement between VNUS Medical Technologies, Inc. and Stellartech Research Corporation dated May 26, 2000 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on August 18, 2004).

10.15		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

10.16		Lease by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated January 24, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.17		First Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.18		Second Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated February 13, 2004 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.19*	Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005.

10	.20*+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc.

10	.21*+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc.

21*		List of Subsidiaries of VNUS Medical Technologies, Inc.

23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*		Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.
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
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ BRIAN E. FARLEY Brian E. Farley	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 14, 2006

By	/s/ TIMOTHY A. MARCOTTE Timothy A. Marcotte	Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 14, 2006

By	/s/ W. JAMES FITZSIMMONS W. James Fitzsimmons	Director	Date: March 14, 2006

By	/s/ KATHLEEN D. LAPORTE Kathleen D. Laporte	Director	Date: March 14, 2006

By	/s/ EDWARD W. UNKART Edward W. Unkart	Director	Date: March 14, 2006

By	/s/ LORI M. ROBSON, PH.D. Lori M. Robson, Ph.D.	Director	Date: March 14, 2006

By	/s/ MICHAEL J. COYLE Michael J. Coyle	Director	Date: March 14, 2006

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Write-offs	Period

	(In thousands)
Allowance for Doubtful Accounts Year Ended:
December 31, 2003	$164	43	(15)	$192
December 31, 2004	$192	105	(102)	$195
December 31, 2005	$195	216	(103)	$308
Allowance for Excess and Obsolete Inventory Year Ended:
December 31, 2003	$148	77	(29)	$196
December 31, 2004	$196	68	(233)	$31
December 31, 2005	$31	174	(50)	$155
Allowance for Deferred Tax Assets Year Ended:
December 31, 2003	$15,066	1,365	—	$16,431
December 31, 2004	$16,431	—	(1,108)	$15,323
December 31, 2005	$15,323		(938)	$14,385

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2		Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3		Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form No. 333-117640, filed on July 23, 2004).

10	.1#	Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement, by and between VNUS Medical Technologies, Inc. and Dennis Rosenberg, dated July 29, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2005).

10	.2#	VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 10, 2005).

10	.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).

10	.4#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.5#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.6#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.7#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).

10	.8#	Summary of the 2004 Bonus Payments and 2005 Salary for the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated March 25, 2005).

10	.9#	Summary of the 2004 Bonus Payments and 2005 Salaries for Executive Officers (incorporated by reference to the Company’s Report on Form 8-K dated March 16, 2005).

10	.10#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10	.11#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

10	.12#	Dennis Rosenberg Offer Letter, dated July 7, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2005).

10	.13#	Charlene A. Friedman Offer Letter, dated October 26, 2005 (incorporated by reference to the Company’s Report on Form 8-K dated November 10, 2005).

Exhibit
Number		Description

10.14		RF Generator Development Agreement between VNUS Medical Technologies, Inc. and Stellartech Research Corporation dated May 26, 2000 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on August 18, 2004).

10.15		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

10.16		Lease by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated January 24, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.17		First Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.18		Second Amendment to Lease Agreement by and between SPI Commerce Park, LP and VNUS Medical Technologies, Inc., dated February 13, 2004 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10	.19*	Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005.

10	.20*+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc.

10	.21*+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc.

21*		List of Subsidiaries of VNUS Medical Technologies, Inc.

23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*		Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.
      (b) Exhibits.
      The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.