Form 10-Q
period 2006-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2006-05-10
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___TO___.
Commission File Number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3216535 (I.R.S. Employer Identification Number)
VNUS Medical Technologies, Inc.
5799 Fontanoso Way
San Jose, California 95138
(Address of principal executive offices, including zip code)
(408) 360-7200
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of May 2, 2006, 15,029,204 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended March 31, 2006

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$47,260	$46,797
Short-term investments	23,547	25,718
Accounts receivable, net	6,380	6,448
Inventories	2,718	2,915
Prepaid expenses and other current assets	1,088	1,265

Total current assets	80,993	83,143
Property and equipment, net	4,155	1,363
Other assets	884	833

Total assets	$86,032	$85,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,146	$1,233
Accrued liabilities	4,206	4,548

Total current liabilities	5,352	5,781
Long-term lease obligations	982	36

Total liabilities	6,334	5,817

Contingencies (Note 5)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	116,424	117,924
Deferred stock-based compensation	(368)	(2,544)
Accumulated other comprehensive loss	(39)	(50)
Accumulated deficit	(36,334)	(35,823)

Total stockholders’ equity	79,698	79,522

Total liabilities and stockholders’ equity	$86,032	$85,339

(1)	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$13,351	$11,192
Cost of revenues (1)	3,917	2,730

Gross profit	9,434	8,462

Operating expenses
Sales and marketing (1)	5,978	4,439
Research and development (1)	1,563	988
General and administrative (1)	3,192	1,742

Total operating expenses	10,733	7,169

(Loss) income from operations	(1,299)	1,293
Interest and other income	715	361

(Loss) income before taxes	(584)	1,654
Provision for income taxes	—	116
Net (loss) income before cumulative effect of change in accounting principle	(584)	1,538
Cumulative effect of change in accounting principle	(73)	—

Net (loss) income after cumulative effect of accounting change	$(511)	$1,538

Net (loss) income per share
Basic
(Loss) income per share before cumulative effect of change in accounting principle	$(0.04)	$0.11
Cumulative effect per share of change in accounting principle, net of tax	$(0.01)	—

Basic net (loss) income per share	$(0.03)	$0.11

Diluted
(Loss) income per share before cumulative effect of change in accounting principle	$(0.04)	$0.10
Cumulative effect per share of change in accounting principle, net of tax	$(0.01)	$—

Diluted net (loss) income per share	$(0.03)	$0.10

Shares used in computing net (loss) income per share
Basic	14,966	14,403
Diluted
	14,966	15,655

(1) Includes the following charges for stock-based compensation, including the cumulative effect of change in accounting principle

	Three Months Ended
	March 31,
	2006	2005
Cost of revenues	$30	$18
Sales and marketing	248	89
Research and development	52	15
General administrative	276	76

	$606	$198

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(511)	$1,538
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	286	125
Stock-based compensation	606	198
Changes in operating assets and liabilities:
Accounts receivable	68	(266)
Inventories	197	(555)
Prepaid expenses and other assets	177	153
Other long-term assets	(51)	—
Accounts payable	(87)	(373)
Accrued liabilities	(342)	(972)
Long-term lease obligations	946	—

Net cash provided by (used in) operating activities	1,289	(152)

Cash flows from investing activities:
Sale/purchase of short-term investments	2,182	—
Purchase of property and equipment	(3,078)	(194)
Other long-term deposits	—	(1)

Net cash used in investing activities	(896)	(195)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	70	79

Net cash provided by financing activities	70	79

Net increase (decrease) in cash and cash equivalents	463	(268)
Cash and cash equivalents at the beginning of the year	46,797	68,566

Cash and cash equivalents at the end of the period	$47,260	$68,298

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
VNUS Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux.
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
NOTE 2 – BASIS OF PRESENTATION
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations for the three-month periods ended March 31, 2006 and March 31, 2005, the Company’s financial position as of March 31, 2006 and December 31, 2005, and the Company’s cash flow for the three-month periods ended March 31, 2006 and March 31, 2005, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2006.
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
     Cumulative Effect of a Change in Accounting Principle. We elected to adopt the modified prospective transition method of SFAS No. 123(R), “Share-Based Payment” except for those options that were measured using the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation” for which we applied the prospective transition method. The impact of the adoption has resulted in an adjustment for the cumulative effect of a change in accounting principle.
     Accordingly, during the three-month period ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The cumulative effect, through December 31, 2005, was a decrease in stock-based compensation expense and a corresponding increase to equity of $73,000 to reflect the application of the estimated forfeiture rates to deferred stock-based compensation related to the intrinsic value of restricted stock units granted in 2005.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3 – INVENTORIES

	March 31,	December 31,
	2006	2005
Components of Inventories (in thousands)
Raw materials and sub-assemblies	$1,058	$893
Finished goods	1,109	1,528
Radio-frequency generators	551	494

	$2,718	$2,915

Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 4 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2006	2005
Furniture and fixtures	$205	$158
Computers and office equipment	1,036	637
Leasehold improvements	1,107	1,107
Laboratory Equipment	1,053	962
Purchased software	721	674
Construction in progress	2,588	95

	6,710	3,633
Less: Accumulated depreciation and amortization	(2,555)	(2,270)

	$4,155	$1,363

Property plant and equipment, net of depreciation and amortization, increased $2.8 million, or 205%. The increase is primarily due to $2.5 million increase in construction in progress and reflects expenditures for improvements to the Company’s new facility.
NOTE 5 – CONTINGENCIES
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 8, Legal Proceedings, for the status of patent infringement claims filed by the Company.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6 – SHARE BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company has no awards with market or performance conditions. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense from options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest. Stock compensation expense recorded in the three-month periods ending March 31, 2006 and March 31, 2005 was immaterial.
Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”
The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands except per share data):

Three Months Ended
March 31,_2005
Net income as reported	$1,538
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(107)

Pro forma net income	$1,431

Weighted average number of shares used in per share calculation
Basic	14,403
Diluted	15,502
Pro forma net income per share
Basic	$0.10
Diluted	$0.09
The table above has been adjusted to reflect the effect of applying the provisions of SFAS No. 123(R).
The weighted average per share fair value of options granted in the three months ended March 31, 2005 was $11.49.
Impact of the adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R), except for those options that were measured using the minimum value method under SFAS No. 123, for which we have adopted the prospective transition method. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense, net of estimated forfeitures, for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation”.
     On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the three months ended March 31, 2006.
     Accordingly, during the period ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months ended March 31, 2006, including the cumulative effect of applying the forfeiture rate to restricted stock unit awards granted in the three months ended December 31, 2005, was as follows:

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Three months ended
March 31, 2006
(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$447
Employee stock options (1)	26
Restricted stock units (2)	128
Non-employee stock options	5

Total stock-based compensation	606
Tax effect on stock-based compensation	—

Net effect on net income	$606

Tax effect on:
Cash flows from operations	—
Cash flows from financing activities	—

Effect on earnings per share:
Basic	$0.04
Diluted	$0.04

Shares used in calculation	14,966

(1)	Stock-based compensation expense, net of cancellations, of $26,000 for the three months ended March 31, 2006 related to employee stock options issued prior to the Company’s initial public offering would have been recorded under the provisions of APB No. 25. In accordance with SFAS No. 123(R), a forfeiture rate has not been applied to the expense for these option grants. The Company continues to use the intrinsic value method to account for option grants issued prior to its initial public offering.

(2)	Stock-based compensation expense of $128,000, net of estimated forfeitures related to grants made in the fourth quarter of 2005 of $73,000, for the three months ended March 31, 2006 related to restricted stock units.
     As of December 31, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $2.5 million, after estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.
     During the three months ended March 31, 2006, the Company granted approximately 54,167 stock options with an estimated total grant-date fair value of $249,000 after estimated forfeitures. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $447,000, of which approximately $11,000 related to stock options granted in the three months ended March 31, 2006 and approximately $436,000 related to stock options granted prior to the adoption of SFAS No. 123(R) and after the Company’s initial public offering on October 19, 2004.
     As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2.2 million after estimated forfeitures and will be recognized over an estimated weighted average remaining requisite service period of 2.5 years.
Share-Based Compensation Information under SFAS No. 123(R) and SFAS No. 123 for March 31, 2005
     Upon adoption of SFAS No. 123(R), the Company continued to use the Black-Scholes option-pricing model (Black-Scholes model) which was also previously used for the Company’s pro forma information required under SFAS No. 123.
Valuation Assumptions
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.
     The weighted average estimated fair value of options granted during the three-month periods ended March 31, 2006 and March 31, 2005, was calculated under the Black-Scholes model, using the following weighted-average assumptions:

	Three months ended
	March 31,
	2006	2005
Risk free interest rates	4.55%	3.22 - 3.73%
Expected Term (in years)	6.25	4.37
Dividend Yield	—	—
Expected Volatility	67.0%	46.6%

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under the fair value method as prescribed by SFAS No. 123). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.
     Expected volatility used in fiscal 2006 was determined using the historical volatility of the Company’s common stock and the historical volatility of a number of peer companies to approximate expected volatility over the expected term of the options. Prior to the adoption of SFAS No. 123(R), the Company used the historical volatility of its common stock after its initial public offering in October 2004 in deriving the expected volatility assumption.
     The expected term of employee options granted was based on SAB No. 107’s simplified method for estimating expected term and represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS No. 123(R), the Company was estimating the expected term based on its historical exercise and post-vesting cancellation experience. The increase in expected term is a result of adopting SAB No. 107’s simplified method of calculating expected term.
     The risk-free interest rate for periods within the contractual life of the option is based on the monthly average risk-free zero-coupon interest rate that corresponds to the expected term.
     The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.
     The Company has used forfeiture rates in its calculation of stock-based compensation expense ranging from 1% to 19.4%, based on historical experience over the term. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of each restricted stock unit award is estimated on the date of grant based on the closing price of the Company’s stock. Stock based compensation expense related to RSUs is recognized over the requisite service period, adjusted for forfeiture rates ranging from 1% to 19.4%.
Equity Incentive Program
     In 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”) covering employees, directors and consultants of the Company. Under the terms of the 1995 Plan, incentive and nonqualified stock options and stock purchase rights could be granted for up to 1,008,000 shares of the Company’s authorized but unissued common stock. In May 2000, upon the adoption of the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Company ceased granting options under the 1995 Plan.
     In May 2000, the Company established the 2000 Plan covering employees, directors and consultants of the Company. Under the terms of the 2000 Plan, as amended, incentive and nonqualified stock options and stock purchase rights may be granted. Initially, 420,000 shares of the Company’s authorized but unissued common stock were available for grant under the 2000 Plan. On each anniversary of the 2000 Plan’s adoption by the Board of Directors, the share reserve was automatically increased by 98,000 shares. In 2001 and 2002, the stockholders approved a 300,000 and a 133,333 share increase to the 2000 Plan, respectively. In January 2004, the stockholders approved a 333,333 share increase to the 2000 Plan. In October 2004, the shareholders approved (i) an 800,000 share increase to the 2000 Plan, which increased the number of authorized shares of the Company’s common stock issuable under the 2000 Plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, further increase the number of shares reserved for issuance under 2000 Plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of the Company’s common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the 2000 Plan, provided that the maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options during the term of the 2000 Plan may not exceed 6,378,666.
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

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In 2001, the Board of Directors approved a severance plan for management and key employees whereby a change in control in the Company would accelerate vesting of options under certain conditions. On November 7, 2005, the Board of Directors adopted the Amended and Restated VNUS Severance Plan for Management and Key Employees (the “Amended Severance Plan”). In particular, the Amended Severance Plan expands the definition of “good reason” for determining whether a participant’s termination of employment was a “qualifying termination,” thereby entitling the participant to certain payments and the acceleration of the vesting of certain equity awards, including stock options, restricted stock and restricted stock units. “Good reason” now includes, with respect to participants that are employees of the Company at the vice president level and above, removal of duties customarily assigned to an employee with such participant’s title, or a substantial adverse alteration in the nature or status of such participant’s duties; provided, however, that a significant reduction in job responsibility and/or authority shall not be deemed to have occurred simply by virtue of a change of control, the fact that the Company becomes a subsidiary of another entity or the Company’s status changing from publicly-traded to privately-held, as a result of the change of control.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Options / RSUs	Options / RSUs Outstanding	Weighted
	Available		Average
	for Future	Number of	Exercise
	Grant	Options / RSUs	Price
Balances at December 31, 2005	672,678	1,961,904	$6.60
Expired	(1,288)	—	—
Granted	(238,037)	238,037	1.93
Exercised	—	(82,318)	0.85
Restricted stock unit releases		(5,442)	—
Terminated/cancelled/forfeited	48,600	(48,600)	7.03

Balances at March 31, 2006	481,953	2,063,581	$6.90

     The intrinsic value of in-the-money options and restricted stock units was approximately $7.3 million as of March 31, 2006.
     The intrinsic value of exercisable in-the-money options and restricted stock units was approximately $3.3 million as of March 31, 2006.
     The aggregate intrinsic value of the options and restricted stock units outstanding at March 31, 2006 represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.59 as of March 31, 2006, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of March 31, 2006.
     Options outstanding and currently exercisable by exercise price at March 31, 2006 are as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
Exercise Prices	Options	Life (in Years)	Options	Price
$0.32 - 0.71	128,694	2.63	128,694	$0.67
1.50 - 1.50	375,368	6.45	313,439	1.50
3.00 - 3.00	213,707	7.93	105,101	3.00
6.00 - 9.61	166,629	7.32	87,667	7.14
9.65 - 10.74	189,125	8.99	64,431	10.52
10.76 - 10.86	180,000	8.96	45,000	10.82
10.89 - 12.40	167,796	9.33	12,290	11.46
12.44 - 13.10	168,300	9.22	13,264	12.78
13.12 - 15.00	57,475	9.06	34,512	14.48
$16.70 - 16.70	5,000	8.67	1,667	16.70

	1,652,094	7.67	806,065	$4.34

The table above does not include outstanding restricted stock units of 411,487 and exercisable restricted stock units of 275.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.53 and $11.49 per share, respectively. The total intrinsic value of options exercised by employees during the three-month period ended March 31, 2006 was approximately $298,000. The total cash received from employees as a result of stock option exercises during the three months ended March 31, 2006 was approximately $47,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended March 31, 2006 were immaterial.
     The following table provides certain information with respect to the Company’s equity compensation plans as of March 31, 2006:

Weighted
	Number of Securities	Average
	to be Issued upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for
Plan Category	and RSUs	and RSUs	Future Issuance
Equity compensation plans approved by stockholders	2,063,581	$6.90	481,953

Total	2,063,581	$6.90	481,953

Restricted Stock Units
     As of December 31, 2005, prior to the adoption of SFAS No. 123(R), the Company had a deferred stock-based compensation balance of $2.1 million related to grants of restricted stock units prior to the adoption of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the deferred stock-based compensation balance was eliminated against the additional paid-in capital account. The Company recorded a cumulative forfeiture adjustment related to these restricted stock units, granted in the fourth quarter of 2005, of $73,000 in the three months ended March 31, 2006.
     During the three months ended March 31, 2006, the Company granted 183,870 restricted stock units to certain officers and employees. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the three months ended March 31, 2006 was approximately $1.3 million.
     The fair value of restricted stock units that were vested as of March 31, 2006 was negligible.
     Total stock-based compensation cost for restricted stock units for the three months ended March 31, 2006 was $128,000, net of forfeitures of $83,000.
     As of March 31, 2006, the Company had unrecorded stock compensation expense of approximately $2.4 million related to restricted stock units, which will be recognized over an estimated weighted average amortization period of 3.73 years.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7 – NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net (loss) income before cumulative effect of a change in accounting principle	$(584)	$1,538

Cumulative effect of a change in accounting principle, net of tax	(73)	—

Net (loss) income after cumulative effect of accounting change	$(511)	$1,538

Denominator:
Weighted average common shares outstanding	14,966	14,403

Effect of dilutive securities:
Stock options, warrants, unamortized deferred stock-based compensation	—	1,252

Total shares, diluted	14,966	15,655

Net (loss) income per share:
Basic
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.04)	$0.11
Cumulative effect per share of a change in accounting principle	0.01	—

Basic net (loss) income per share	$(0.03)	$0.11

Diluted
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.04)	$0.10
Cumulative effect per share of a change in accounting principle	0.01	—

Diluted net (loss) income per share	$(0.03)	$0.10

Anti-dilutive securities
The following outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect, as calculated based on the weighted average closing price of common stock for the period (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Stock options	2,063,581	90
NOTE 8 – LEGAL PROCEEDINGS
     On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of its U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against ““the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. The Court has scheduled a claims construction hearing for November 2006 and the trial in this matter is scheduled to begin in October 2007.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three-month periods ended March 31, 2006 and March 31, 2005. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.
     Except for the historical information contained herein, this discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II below, as well as those discussed elsewhere. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure® system, consists of a proprietary radio-frequency (RF) generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 135,000 patients have been treated using our Closure® system since 1999, with approximately 55,000 of these patients treated in 2005.
     For the three months ended March 31, 2006, we generated net revenues of $13.4 million and a net loss of $511,000. As of March 31, 2006, we have incurred cumulative losses of approximately $36.3 million.
     We market our products through a direct sales organization in the United States and a subsidiary in Germany. We also market and sell our products through distributors throughout the world.
     Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.
     Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 78%, 15% and 7% of our net revenues, respectively, for the period ending March 31, 2006. We expect that any shift in the percentage of net revenues derived from the sales of disposable catheters and RF generators during 2006 will be modest. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products.

We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first three months of 2006.
Critical Accounting Policies and Estimates
     Share-Based Compensation Expense. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future, considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006 for a discussion of additional critical accounting policies and estimates. Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005, except for our accounting for stock-based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123, revised in 2004, “Share-Based Payment” (“SFAS No. 123 (R)”)
Effective January 1, 2006, we adopted SFAS No. 123(R) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and therefore, have not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS No. 123(R), we recorded stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. We have no awards with market or performance conditions.
On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS No. 123(R)-3, “Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the three months ended March 31, 2006.
Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro-forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation-Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the condensed statements of operations because the exercise price of the stock option granted equaled the fair market value of the underlying stock on the date of grant, other than compensation expense calculated under the minimum value method provisions of SFAS No. 123 for certain options granted prior to our initial public offering in October 2004. Pro-forma net income (loss) and pro-forma net income (loss) per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using the Black-Scholes option-pricing model.
In accordance with SFAS No. 123(R) and SAB 107, we used the Black-Scholes option-pricing model to estimate the grant date fair value of our stock-base awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the combination of historical volatility from our common stock and certain industry peers for the expected term in effect on the date of grant. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that the options granted are expected to be outstanding and we calculated the expected term according to the simplified method of SAB 107.

     We award a limited number of stock options and restricted stock units (RSUs) to non-employees. We account for non-cash stock-based expense from options and RSUs issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and RSUs, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest.

Financial Operations Overview
     Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a modest portion of our revenues from the sale of accessory products.
     Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products and amortization of stock-based compensation.
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services and clinical training and amortization of stock-based compensation.
     Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and expenses associated with product development, expenses associated with preclinical and clinical studies and amortization of stock-based compensation.
     General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, legal fees, accounting fees, facilities expenses and amortization of stock-based compensation.
Results of Operations
     The following table sets forth our results of operations, expressed as percentages of revenues, for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	29.3	24.4

Gross profit	70.7	75.6

Operating expenses
Sales and marketing	44.8	39.6
Research and development	11.7	8.8
General and administrative	23.9	15.6

Total operating expenses	80.4	64.0

(Loss) income from operations	(9.7)	11.6
Interest and other income	5.4	3.1

(Loss) income before taxes	(4.3)	14.7
Provision for income taxes	—	1.0

Net (loss) income before cumulative effect of change in accounting principle	(4.3)	13.7
Cumulative effect of change in accounting principle	(0.5)	—

Net (loss) income after cumulative effect of accounting change	(3.8)%	13.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Revenues. Net revenues for the three-month period ended March 31, 2006 increased by approximately $2.2 million, or 19%, as compared to the same period in 2005. This increase resulted primarily from an increase of 33% in the volume of disposable catheters, partially offset by an approximately 5% decrease in the average selling price of disposable catheters, worldwide and a 5% increase in average selling price of RF generators, excluding upgrades, partially offset by a 18% decrease in volume, as compared to the three-month period ended March 31, 2005. We expect modest price discounting to continue throughout the remainder of 2006. Disposable catheters represented 78%, RF generators represented 15% and accessories represented 7% of net revenues during the three-month period ended March 31, 2006 compared to 73% for disposable catheters, 22% for RF generators and 5% for accessories in the same period in 2005. We expect net revenues to increase approximately 16% to 20% for the full-year 2006 when compared to 2005.
     Gross profit. Gross profit margin for the three-month period ended March 31, 2006 was 71% compared with 76% for the three-month period ended March 31, 2005. While our domestic average selling price on catheters decreased approximately 5% during the first quarter of 2006 compared to our average selling price during the first quarter of 2005, our average standard cost of a catheter decreased 25% compared to our average standard cost during the first quarter of 2005. Sales of RF generators experienced an increase in average selling price of approximately 5% during the March 2006 quarter, when compared to the March 2005 quarter, and the RF generator standard cost increased 18% during March 2006 quarter, when compared to the March 2005 quarter due to increased costs from our third-party supplier, as well as, additional overhead allocation to the RF generator. These factors taken together resulted in a decline gross profit margin in the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. We expect gross margins throughout the remainder of 2006 to remain at a similar percentage as compared to the period ending March 31, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 35%, to $6.0 million in the three-month period ended March 31, 2006 from $4.4 million in the three-month period ended March 31, 2005. The increase in expenses reflects a small increase in our direct sales force to better support our increased customer base, increased marketing activities in the U.S. and other direct sales expenses related to revenue growth. These new initiatives include patient outreach programs consisting of education and screening events to be held across the U.S. As a percentage of net revenue, sales and marketing expense increased to 45% in the three-month period ended March 31, 2006 compared to 40% in the three-month period ended March 31, 2005. We expect sales and marketing related expenses in dollars to increase in 2006 as we continue to expand our sales and marketing organizations and to range from approximately 41% to 44% as a percentage of net revenues for the full-year 2006.
     Research and Development Expenses. Research and development expenses increased approximately 58%, to $1.6 million in the three-month period ended March 31, 2006 from $988,000 in the three-month period ended March 31, 2005. The increase was primarily due to increased investment in project materials and consulting expenses related to our ClosureFast™ catheter and other new product development. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations, in addition to new product development expenses. We expect research and development expenses to continue to increase over the remainder of 2006 as we continue to develop new products and conduct new clinical trials and to range from approximately 12% to 13% as a percentage of net revenues for the full-year 2006.
     General and Administrative Expenses. General and administrative expenses increased approximately 83%, to $3.2 million in the three-month period ended March 31, 2006 from $1.7 million for the three-month period ended March 31, 2005. The increase was primarily comprised of an increase of $688,000 in personnel-related expenses and a $620,000 increase in legal fees, primarily associated with patent litigation and other patent-related matters. We expect general and administrative expenses to increase during the remainder of 2006 due to patent litigation, personnel-related expenses and charges associated with the move to our new facilities and to range from approximately 25% to 27% as a percentage of net revenues for the full-year 2006.
     Interest Income and Other, Net. Interest income and other, net increased approximately 98%, to $715,000 in the three-month period ended March 31, 2006 from $361,000 for the three-month period ended March 31, 2005, primarily due to higher interest rates earned on our interest-bearing accounts, and to a lesser extent, increased balances in these accounts.
     Provision for Income Taxes. We did not incur any income tax expenses in the three-month period ended March 31, 2006, a $116,000 decrease over the three-month period ended March 31, 2005, primarily as a result of losses incurred before income taxes of $511,000 for the three-month period ended March 31, 2006 compared to $1.7 million income before income taxes for the three-month period ended March 31, 2005. Our effective tax rate for the three-month period ended March 31, 2006 was 0% compared to an effective tax rate of 7% for the three-month period ended March 31, 2005. We expect our effective tax rate will be 0% for the balance of 2006 due to anticipated net losses.
Liquidity and Capital Resources
     As of March 31, 2006, we had approximately $47.3 million in cash and cash equivalents, $23.5 million in short term investments, $75.6 million in working capital and $982,000 in long term lease obligations. As of December 31, 2005, we had approximately $46.8 million in cash and cash equivalents, $25.7 million in short term investments, $77.4 million in working capital and $36,000 in long term lease obligations. The increase in cash and cash equivalents reflects cash provided by operating activities of $1.3 million and cash provided by financing activities of $70,000, offset by cash used in investing activities of $896,000. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers, with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.

     Net cash provided by operating activities was $1.3 million for the three-month period ended March 31, 2006, compared with net cash used in operations of $152,000 for the three-month period ended March 31, 2005. Net cash provided by operating activities during the three-month period ended March 31, 2006 included a $946,000 increase in long-term liabilities related primarily to the tenant improvement allowance of $1.0 million provided under the terms of our new lease agreement, a decrease in inventory of $197,000 and a decrease in prepaid expenses of $177,000. These sources were partially offset by $342,000 decrease in accrued liabilities as a result of the payment of annual bonuses. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
     Net cash used in investing activities totaled $896,000 for the three-month period ended March 31, 2006 compared with $195,000 for the three-month period ended March 31, 2005. For 2006, cash used in investing activities primarily reflects purchases of property, plant and equipment related to expenditures for improvements to the Company’s new facilities, partially offset by sales of short-term investments.
     Net cash provided by financing activities totaled $70,000 for the three-month period ended March 31, 2006 compared with $79,000 for the three-month period ended March 31, 2005. These amounts reflect proceeds received upon the exercise of stock options for common stock.
     We expect that marketing, research and development and general and administrative expenses will continue to increase in absolute dollars in connection with the growth of our business and our operations as a public company, including stock-based compensation expenses and patent litigation expenses. We also expect to incur additional costs and expenses related to our new corporate headquarters and to expand our manufacturing capacity. We expect to fund these increased costs and expenditures from our cash flows from operations, our existing cash balance and short-term investments. However, our future capital requirements depend on numerous forward-looking factors. These factors include and are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including the continuing costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number and timing of acquisitions and other strategic transactions.
     We believe that our current cash and cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds for marketing activities to develop new products and to acquire new products and technologies. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2006.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 5% of total sales for the three-month period ended March 31, 2006 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at March 31, 2006 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers directly and via several large money market funds. The funds maintain an average investment maturity of 90 days or less and our direct short-term investments have remaining maturities of less than one year. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4 – DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.
Changes in internal control over financial reporting
     Further, management determined that, as of March 31, 2006, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of our U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. The Court has scheduled a claims construction hearing for November 2006 and the trial in this matter is scheduled to begin in October 2007.
Item 1A. Risk Factors
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
     The following is a summary description of some of the many risks we face in our business, including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
     We may experience significant fluctuations in our quarterly results and we project that we will not maintain our recent profitability.
     As of March 31, 2006, we had an accumulated deficit of approximately $36.3 million. Although we were profitable for the nine fiscal quarters between December 31, 2003 and December 31, 2005, we were not profitable in the period ending March 31, 2006, and we expect losses to continue in 2006. We cannot assure you that losses will not occur in the future. We intend to increase operating expenses for the remainder of 2006 in areas such as patent litigation, research and development, and marketing and sales, which we project will result in a net loss for the year. Also, fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:
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
     The Financial Accounting Standards Board recently issued a revised standard that requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of the new standard had a significant effect on our reported earnings for the first quarter of 2006, although it did not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. As a result, our adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility. In addition, the amount of such expense was not reflected in our historical financial results. Consequently, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which our stock is traded could be adversely affected.
     If we do not execute effectively our plan to move our headquarters and manufacturing facility in 2006, we may experience interruptions or delays in our ability to manufacture our products and we may be unable to meet customer demand for our products.
     We have entered into a lease agreement for a 93,000 square foot facility located in San Jose, California. The term of the lease is March 6, 2006 through March 5, 2014. We started to move our company headquarters and manufacturing operations from our old facility, also in San Jose, California, to this facility in March 2006. Before we are able to begin manufacturing and shipping product from our new facility, we will need to ensure that we are in compliance with the Food and Drug Administration’s Quality System Regulations and current Good Manufacturing Practices, as well as the ISO 13485:2003 quality management standard for medical devices. The lease at our old facility continues after March 6, 2006 and we plan to continue our manufacturing and shipping operations there until our new facility meets these compliance requirements. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. If we fail to qualify our new facility or equipment or encounter major observations of flaws in our system by inspectors from federal, state or international registration bodies, we may have to correct any deficiencies before product can be shipped from our new facility, which may have a material, adverse effect on the results of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. To date, we have used approximately $22.0 million of the $54.0 million of net proceeds from our initial public offering for sales and marketing activities, approximately $4.3 million of the proceeds from our initial public offering for clinical research and product developing activities and approximately $15.0 million of the proceeds from our initial public offering for working capital and other general corporate purposes.
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
Item 6. Exhibits
(a)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2	Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3	Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.1#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10.2*#	Mohan Sancheti Offer Letter, dated March 31, 2006.

10.3*	First Amendment to Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated March 3, 2006.

10.4+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.5+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.6*+	Amendment #2 to Distributor Agreement, dated March 9, 2006, by and between Medtronic, Inc. and VNUS Medical Technologies, Inc.

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.

Date: May 10, 2006
/s/ Timothy A. Marcotte Timothy A. Marcotte
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2	Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3	Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.1#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10.2*#	Mohan Sancheti Offer Letter, dated March 31, 2006.

10.3*	First Amendment to Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated March 3, 2006.

10.4+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.5+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.6*+	Amendment #2 to Distributor Agreement, dated March 9, 2006, by and between Medtronic, Inc. and VNUS Medical Technologies, Inc.

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.