Form 10-Q/A
period 2006-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2006-06-09
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___TO___.
Commission File Number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3216535 (I.R.S. Employer Identification No.)
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

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
VNUS Medical Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A solely for the purpose of re-filing Exhibits 31.1 and 31.2 to the Company’s Quarterly Report on Form 10-Q originally filed on May 10, 2006 (the “Original Quarterly Report”). The Company has made no other changes to the previously filed Original Quarterly Report.
PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2	Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3	Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.1#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10.2#	Mohan Sancheti Offer Letter, dated March 31, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

10.3	First Amendment to Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated March 3, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

10.4+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.5+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.6+	Amendment #2 to Distributor Agreement, dated March 9, 2006, by and between Medtronic, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.

Date: June 9, 2006

/s/ TIMOTHY A. MARCOTTE
Timothy A. Marcotte
Chief Financial Officer (Principal Financial and
Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).

4.2	Fifth Restated Stockholder Rights Agreement, dated August 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

4.3	Warrant to purchase common stock between VNUS Medical Technologies, Inc. and The Bay City Capital Fund I, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

10.1#	Summary of the 2005 Bonus Payments and 2006 Salaries for Executive Officers, including the Chief Executive Officer (incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2006).

10.2#	Mohan Sancheti Offer Letter, dated March 31, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

10.3	First Amendment to Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated March 3, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

10.4+	Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.5+	Addendum to Distributor Agreement, dated January 24, 2006, by and between Medtronic USA, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 14, 2006).

10.6+	Amendment #2 to Distributor Agreement, dated March 9, 2006, by and between Medtronic, Inc. and VNUS Medical Technologies, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2006).

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.