Form 10-Q
period 2006-06-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2006-08-11
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2006, 15,057,202 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended June 30, 2006

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$47,721	$46,797
Short-term investments	23,127	25,718
Accounts receivable, net	6,365	6,448
Inventories	2,452	2,915
Prepaid expenses and other current assets	964	1,265

Total current assets	80,629	83,143
Property and equipment, net	4,355	1,363
Other assets	782	833

Total assets	$85,766	$85,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$1,233
Accrued liabilities (including short-term lease obligations)	5,093	4,548

Total current liabilities	6,427	5,781
Long-term lease obligations	1,151	36

Total liabilities	7,578	5,817

Contingencies (Note 6)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	117,027	117,924
Deferred stock-based compensation	(291)	(2,544)
Accumulated other comprehensive loss	(15)	(50)
Accumulated deficit	(38,548)	(35,823)

Total stockholders’ equity	78,188	79,522

Total liabilities and stockholders’ equity	$85,766	$85,339

(1)	December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$13,089	$12,314	$26,440	$23,506
Cost of revenues	4,262	3,145	8,179	5,875

Gross profit	8,827	9,169	18,261	17,631

Operating Expenses
Sales and marketing	5,357	4,973	11,335	9,412
Research and development	1,721	1,024	3,284	1,904
General and administrative	4,820	2,070	8,012	3,920

Total operating expenses	11,898	8,067	22,631	15,236

(Loss) income from operations	(3,071)	1,102	(4,370)	2,395
Interest and other income	857	385	1,572	746

(Loss) income before taxes	(2,214)	1,487	(2,798)	3,141
Provision for income taxes	—	104	—	220

Net (loss) income before cumulative effect of change in accounting principle	(2,214)	1,383	(2,798)	2,921
Cumulative effect of change in accounting principle	—	—	73	—

Net (loss) income after cumulative effect of accounting change	$(2,214)	$1,383	$(2,725)	$2,921

Net (loss) income per share
Basic
(Loss) income per share before cumulative effect of change in accounting principle	$(0.15)	$0.09	$(0.19)	$0.20
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—

Basic net (loss) income per share	$(0.15)	$0.09	$(0.18)	$0.20

Diluted
(Loss) income per share before cumulative effect of change in accounting principle	$(0.15)	$0.09	$(0.19)	$0.19
Cumulative effect of change in accouting principle, net of tax	$—	$—	$0.01	$—

Diluted net (loss) income per share	$(0.15)	$0.09	$(0.18)	$0.19

Shares used in computing net (loss) income per share
Basic	15,039	14,561	15,003	14,483
Diluted	15,039	15,601	15,003	15,644
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,725)	$2,921
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	615	266
Impairment of long-lived assets	179	—
Stock-based compensation	1,209	326
Changes in operating assets and liabilities:
Accounts receivable	83	(1,158)
Inventories	463	(878)
Prepaid expenses and other assets	301	12
Other long-term assets	51	—
Accounts payable	101	(171)
Long-term lease obligations	214	(7)
Accrued and other liabilities	416	(537)

Net cash provided by operating activities	907	774

Cash flows from investing activities:
Sale of short-term investments	18,043	—
Purchase of short-term investments	(15,417)	(21,143)
Purchase of property and equipment	(2,756)	(433)

Net cash used in investing activities	(130)	(21,576)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	147	722

Net cash provided by financing activities	147	722

Net increase (decrease) in cash and cash equivalents	924	(20,080)
Cash and cash equivalents at the beginning of the year	46,797	68,566

Cash and cash equivalents at the end of the period	$47,721	$48,486

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$1,030
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
NOTE 2 – BASIS OF PRESENTATION
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the Company’s results of operations for the three-and-six-month periods ended June 30, 2006 and June 30, 2005, the Company’s financial position as of June 30, 2006 and December 31, 2005, and the Company’s cash flow for the six-month periods ended June 30, 2006 and June 30, 2005, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2006.
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
     Cumulative Effect of a Change in Accounting Principle. Upon the adoption of SFAS 123R on January 1, 2006, the Company elected to adopt the modified prospective transition method of SFAS No. 123(R), “Share-Based Payment”, except for those options that were measured using the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation”, for which we applied the prospective transition method. The impact of the adoption has resulted in an adjustment for the cumulative effect of a change in accounting principle.
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

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3 – RELOCATION COSTS ASSOCIATED WITH EXIT ACTIVITY
On November 15, 2005, VNUS entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a 93,650 square feet facility located in San Jose, California. As of the end of June 2006, we have completed the move of our company headquarters and manufacturing operations to this facility.
Costs of $847,000 associated with exiting the remaining portion of the old facility, including an impairment charge of $179,000 for the value of leasehold improvements and furniture and fixtures which were abandoned at the old facility, were recorded during the three-month period ended June 30, 2006. Management has no intention of terminating the lease on the old facility prior to the end of its lease term and we have a duty to fulfill the obligations of our lease agreement through the term of the lease, which expires in June 2007.
The fair value of the liability for the old facility was determined based on the remaining lease payments due under the contract, less the portion that will still be used by the Company for storage for the remainder of the lease period. The Company did not offset these lease payments by estimated sublease rental income. Although management has retained the services of a commercial real estate broker to market the facility to prospective subtenants, management concluded that subleasing the old facility is improbable, based upon the short remaining term of the lease (12 months) and the configuration of the remaining leased space.
Relocation costs of $27,000 associated with our exit activity from the old facility were included in loss from operations before income taxes on the statement of operations for the three-and-six-month periods ended June 30, 2006.
NOTE 4 – INVENTORIES

	June 30,	December 31
	2006	2005
Components of Inventories (in thousands)
Raw materials and sub-assemblies	$875	$893
Finished goods	1,079	1,528
Radio-frequency generators	498	494

	$2,452	$2,915

Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2006	2005
Furniture and fixtures	$284	$158
Computers and office equipment	1,182	637
Leasehold improvements	2,764	1,107
Laboratory equipment	1,111	962
Purchased software	749	674
Construction in progress	68	95

	6,158	3,633
Less: Accumulated depreciation and amortization	(1,803)	(2,270)

	$4,355	$1,363

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6 – CONTINGENCIES
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 9, Legal Proceedings, for the status of patent infringement claims filed by the Company.
NOTE 7 – SHARE BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company has no awards with market conditions. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense from options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest. Stock compensation expense for non-employees recorded in the six-month periods ending June 30, 2006 and June 30, 2005 was immaterial.
Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The pro-forma information for the three months and six months ended June 30, 2005 was as follows (in thousands except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$1,383	$2,921
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(309)	(417)

Pro forma net income	$1,074	$2,504

Weighted average number of shares used in per share calculation
Basic	14,561	14,483
Diluted	15,376	15,429
Pro forma net income per share
Basic	$0.07	$0.17
Diluted	$0.07	$0.16
Disclosures for the three-month and six-month periods ended June 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three-month and six-month periods ended June 30, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.
The weighted average per share fair value of options granted in the three-month and six-month periods ended June 30, 2005 were $11.02 and $11.29, respectively.
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
     On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the six months ended June 30, 2006.
     Accordingly, during the period ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months and six months ended June 30, 2006, including the cumulative effect of applying the forfeiture rate to restricted stock unit awards granted in the three months ended December 31, 2005, was as follows:

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options (1)	$437	$909
Restricted stock units	162	290
Non-employee stock options	5	10

Total stock-based compensation	604	1,209

Net effect on net income	$(604)	$(1,209)

Effect on earnings per share:
Basic	$(0.04)	$(0.08)
Diluted	$(0.04)	$(0.08)
Shares used in calculation	15,039	15,003

(1)	Includes stock-based compensation expense of $64,000 and $90,000 for the three months and six months ended June 30, 2006, respectively, related to employee stock options issued prior to the Company’s initial public offering. In accordance with SFAS No. 123(R), a forfeiture rate has not been applied to the expense for these option grants. The Company continues to use the intrinsic value method to account for option grants issued prior to its initial public offering.

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
     During the three and six months ended June 30, 2006, the Company granted 157,799 and 211,966 stock options with an estimated total grant-date fair value of $654,000 and $903,000 after estimated forfeitures. During the three and six months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $437,000 and $909,000, respectively, of which approximately $75,000 and $86,000, related to stock options granted in the three and six months ended June 30, 2006, respectively, and approximately $362,000 and $823,000, respectively, related to stock options granted prior to the adoption of SFAS No. 123(R) and after the Company’s initial public offering on October 19, 2004.
     As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2.2 million after estimated forfeitures and will be recognized over an estimated weighted average remaining requisite service period of 2.0 years.
Share-Based Compensation Information under SFAS No. 123(R) and SFAS No. 123 for June 30, 2005
     Upon adoption of SFAS No. 123(R), the Company continued to use the Black-Scholes option-pricing model (Black-Scholes model) which was also previously used for the Company’s pro forma information required under SFAS No. 123.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Valuation Assumptions
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.
     The weighted average estimated fair value of options granted during the three-month and six-month periods ended June 30, 2006 and June 30, 2005, was calculated under the Black-Scholes model, using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk free interest rates	5.00%	3.77 - 4.00%	4.55 - 5.00%	3.71 - 4.00%
Expected Life (in years)	6.25	3.78	6.25	3.78
Dividend Yield	—	—	—	—
Volatility	70.1%	53.73%	67.0 - 70.1%	53.73%
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
     The Company has used forfeiture rates in its calculation of stock-based compensation expense for the three- and six-month periods ending June 30, 2006 ranging from 1% to 19.4%, based on historical experience over the term. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for both the three and the six month periods ending June 30,2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of each restricted stock unit award is estimated on the date of grant based on the closing price of the Company’s stock. Stock based compensation expense related to RSUs is recognized over the requisite service period, adjusted for forfeiture rates ranging from 1% to 19.4%.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     In May 2000, the Company established the 2000 Plan covering employees, directors and consultants of the Company. Under the terms of the 2000 Plan, as amended, incentive and nonqualified stock options and stock purchase rights may be granted. Initially, 420,000 shares of the Company’s authorized but unissued common stock were available for grant under the 2000 Plan. On each anniversary of the 2000 Plan’s adoption by the Board of Directors, the share reserve was automatically increased by 98,000 shares. In 2001 and 2002, the stockholders approved a 300,000 and a 133,333 share increase to the 2000 Plan, respectively. In January 2004, the stockholders approved a 333,333 share increase to the 2000 Plan. In October 2004, the stockholders approved (i) an 800,000 share increase to the 2000 Plan, which increased the number of authorized shares of the Company’s common stock issuable under the 2000 Plan to 2,378,666, and (ii) on December 31 of each year, beginning on December 31, 2005, further increase the number of shares reserved for issuance under 2000 Plan by the lower of (x) 800,000 shares, (y) 4% of the number of shares of the Company’s common stock then outstanding or (z) such other number of shares of our common stock as is determined by the administrator of the 2000 Plan, provided that the maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options during the term of the 2000 Plan may not exceed 6,378,666.
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Options / RSUs	Options / RSUs	Weighted
	Available	Outstanding	Average
	for Future	Number of	Exercise
	Grant	Options / RSUs	Price
Balances at December 31, 2005	672,678	1,961,904	$6.60

Expired	(1,288)	—	—
Granted	(238,037)	238,037	1.93
Exercised	—	(82,318)	0.85
Restricted stock unit releases		(5,442)	—
Terminated/cancelled	48,600	(48,600)	7.03

Balances at March 31, 2006	481,953	2,063,581	$6.90

Expired	(616)	—	—
Granted	(228,236)	228,236	5.01
Exercised	—	(42,006)	1.83
Terminated/cancelled	75,464	(75,464)	8.53

Balances at June 30, 2006	328,565	2,174,347	$5.44

     The intrinsic value of in-the-money options and restricted stock units was approximately $8.6 million as of June 30, 2006.
     The intrinsic value of exercisable in-the-money options and restricted stock units was approximately $3.7 million as of June 30, 2006.
     The aggregate intrinsic value of the options and restricted stock units outstanding at June 30, 2006 represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.38 as of June 30, 2006, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of June 30, 2006.

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Options outstanding and currently exercisable by exercise price at June 30, 2006 are as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
Exercise Prices	Options	Life (in Years)	Options	Price
$0.43 - 0.71	128,078	2.39	128,069	$0.67
1.50 - 1.50	338,072	6.23	293,106	1.50
3.00 - 3.00	208,477	7.68	114,265	3.00
6.00 - 9.61	318,746	8.42	91,343	7.21
9.65 - 10.74	182,874	8.73	82,779	10.51
10.76 - 10.86	180,000	8.71	56,250	10.82
10.89 - 12.40	135,608	9.09	20,317	11.47
12.44 - 13.10	159,967	8.98	16,643	12.76
13.12 - 15.00	54,121	8.46	35,455	14.47
$16.70 - 16.70	5,000	8.42	1,979	16.70

	1,710,943	7.62	840,206	$4.76

The table above does not include outstanding restricted stock units of 463,404 and exercisable restricted stock units of 348.
     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 and 2005 were $7.24, $7.56, $11.02 and $11.29 per share, respectively. The total intrinsic value of options exercised by employees during the three-month and six-month periods ended June 30, 2006 were approximately $232,000 and $530,000, respectively. The total cash received from employees as a result of stock option exercises during the three and six months ended June 30, 2006 were approximately $77,000 and $124,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the three and six months ended June 30, 2006 were immaterial.
     The following table provides certain information with respect to the Company’s equity compensation plans as of June 30, 2006:

Weighted
	Number of Securities	Average
	to be Issued upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for
Plan Category	and RSUs	and RSUs	Future Issuance
Equity compensation plans approved by stockholders	2,174,347	$5.44	328,565

Restricted Stock Units
     As of December 31, 2005, prior to the adoption of SFAS No. 123(R), the Company had a deferred stock-based compensation balance of $2.1 million related to grants of restricted stock units prior to the adoption of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the deferred stock-based compensation balance was eliminated against the additional paid-in capital account. The Company recorded a cumulative forfeiture adjustment related to these restricted stock units granted in the fourth quarter of 2005 of $73,000 in the six months ended June 30, 2006.
     During the three and six months ended June 30, 2006, the Company granted 70,437 and 254,307 restricted stock units to certain officers and employees, respectively. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the three and six months ended June 30, 2006 were approximately $513,000 and $1.8 million, respectively.

     The fair value of restricted stock units that were vested as of June 30, 2006 was negligible.
     Total stock-based compensation cost for restricted stock units for the three and six months ended June 30, 2006 was $162,000 and $290,000, net of cumulative forfeiture adjustments of $73,000 related to grants made in the fourth quarter of 2005.
     As of June 30, 2006, the Company had unrecorded stock compensation expense of approximately $2.7 million related to restricted stock units, which will be recognized over an estimated weighted average amortization period of 3.6 years.
NOTE 8 – NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding during the period unless the inclusion of such shares would have an anti-dilutive effect on net loss per share. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period. The following table sets forth the computation of pro forma basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income before cumulative effect of a change in accounting principle	$(2,214)	$1,383	$(2,798)	$2,921

Cumulative effect of a change in accounting principle, net of tax	—	—	73	—

Net (loss) income after cumulative effect of accounting change	$(2,214)	$1,383	$(2,725)	$2,921

Denominator:
Weighted average common shares outstanding	15,039	14,561	15,003	14,483

Effect of dilutive securities:
Stock options, warrants, unamortized deferred stock-based compensation	—	1,040	—	1,161

Total shares, diluted	15,039	15,601	15,003	15,644

Net (loss) income per share:
Basic
(Loss) income before cumulative effect of a change in accounting principle	$(0.15)	$0.09	$(0.19)	$0.20
Cumulative effect of a change in accounting principle, net of tax	—	—	0.01	—

Basic net (loss) income per share	$(0.15)	$0.09	$(0.18)	$0.20

Diluted
(Loss) income before cumulative effect of a change in accounting principle	$(0.15)	$0.09	$(0.19)	$0.19
Cumulative effect of a change in accounting principle, net of tax	—	—	0.01	—

Diluted net (loss) income per share	$(0.15)	$0.09	$(0.18)	$0.19

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Anti-dilutive securities
The following outstanding stock option and restricted stock unit grants were excluded from the computation of diluted net income per common share for the periods presented because, in 2005, including them would have had an anti-dilutive effect, as calculated based on the weighted average closing price of common stock for the period and in 2006, due to losses in the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options and restricted stock units	2,174	136	2,174	108
NOTE 9 – LEGAL PROCEEDINGS
     On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of its U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. The Court has scheduled a claims construction hearing for November 2006 and the trial in this matter is scheduled to begin in October 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement may have on its consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three-month and six-month periods ended June 30, 2006 and June 30, 2005. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.
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

Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure(R) system, consists of a proprietary radio-frequency (RF) generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 135,000 patients have been treated using our Closure(R) system since 1999, with approximately 55,000 of these patients treated in 2005.
     For the three months ended June 30, 2006, we generated net revenues of $13.1million and a net loss of $2.2 million. As of June 30, 2006, we have incurred cumulative losses of approximately $38.5 million.
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
     Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 80%, 12% and 8% of our net revenues, respectively, for the period ending June 30, 2006. We expect that any shift in the percentage of net revenues derived from the sales of disposable catheters and RF generators during 2006 will be modest. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure® system and we believe that competitive pressures have increased over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing, ease-of-use, speed of treatment and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.
     We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first six months of 2006.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future, considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006 for a discussion of additional critical accounting policies and estimates. Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005, except for our accounting for stock-based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123, revised in 2004, “Share-Based Payment” (“SFAS No. 123 (R)”)
     Share-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No. 123(R) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and therefore, have not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS No. 123(R), we recorded stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. We have no awards with market or performance conditions.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS No. 123(R)-3,
“Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the six months ended June 30, 2006.
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
Financial Operations Overview
     Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and devices and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a modest portion of our revenues from the sale of accessory products.
     Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products and of share-based compensation.
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services and clinical training and share-based compensation.
     Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and other expenses associated with product development, expenses associated with preclinical and clinical studies and share-based compensation.
     General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, legal fees, accounting fees, facilities expenses and share-based compensation.

Results of Operations
     The following table sets forth our results of operations, expressed as percentages of revenues, for the three – and six- month periods ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.6	25.5	30.9	25.0

Gross profit	67.4	74.5	69.1	75.0

Operating expenses
Sales and marketing	40.9	40.4	42.9	40.0
Research & development	13.1	8.3	12.4	8.1
General & administrative	36.8	16.8	30.3	16.7

Total operating expenses	90.8	65.5	85.6	64.8

(Loss) income from operations	(23.4)	9.0	(16.5)	10.2
Interest income and other income, net	6.5	3.1	5.9	3.2

(Loss) income before provision for taxes	(16.9)	12.1	(10.6)	13.4
Provision for income taxes	—	0.9	—	1.0

Net (loss) income	(16.9)	11.2%	(10.6)	12.4%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Net Revenues. Net revenues for the three-month period ended June 30, 2006 increased by approximately $ 775,000, or 6%, as compared to the same period in 2005. This increase resulted primarily from an increase of 20% in the volume of endovenous disposable catheters and devices, partially offset by a 5% decrease in the average selling price of disposable catheters worldwide and a 28% decrease in the volume of RF generators. Disposable endovenous catheters and devices represented 80%, RF generators represented 12% and accessories and other revenue represented 8% of net revenues during the three-month period ended June 30, 2006 compared to 76% for disposable catheters, 18% for RF generators and 6% for accessories and other revenue in the same period in 2005. We expect net revenues to increase approximately 6% to 10% for the full-year 2006 when compared to 2005.
     Gross profit. Gross profit decreased 4%, or $342,000, to $8.8 million in the three-month period ended June 30, 2006 from $9.2 million in the same period in 2005. Gross profit margin for the three-month period ended June 30, 2006 was approximately 67% compared with approximately 74% for the three-month period ended June 30, 2005. The decrease in profit margin was due in part to the decrease in average selling prices of disposable catheters worldwide and a less favorable product mix. We expect gross margins throughout the remainder of 2006 to remain at a similar percentage as compared to the period ending June 30, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 8%, to $5.4 million in the three-month period ended June 30, 2006 from $5.0 million in the three-month period ended June 30, 2005. The increase in expenses reflects increased share-based compensation expenses of $192,000, increased salary expenses of $190,000 related to the U.S. sales force, and increased marketing activities related to revenue growth. As a percentage of net revenue, sales and marketing expense increased to 41% in the three-month period ended June 30, 2006 compared to 40% in the three-month period ended June 30, 2005. We expect sales and marketing related expenses in dollars to increase in 2006 as we continue to expand our sales and marketing organizations and to range from approximately 41% to 45% as a percentage of net revenues for the full-year 2006.
     Research and Development Expenses. Research and development expenses increased approximately 68%, to $1.7 million in the three-month period ended June 30, 2006 from $1.0 million in the three-month period ended June 30, 2005. The increase was primarily due to increased compensation expenses related to increased personnel of $241,000, investment in project materials expenses of $120,000, primarily related to the development of our ClosureFast™ catheter, increased consulting expenses of $108,000, increased share-based compensation expense of $46,000 and other new product development expenses. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations, in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 13% in the three-month period ended June 30, 2006 compared to 8% in the three-month period ended June 30, 2005. We expect research and development expenses to continue to increase over the remainder of 2006 as we continue to develop new products and conduct new clinical trials and to range from approximately 14% to 15% as a percentage of net revenues for the full-year 2006.
     General and Administrative Expenses. General and administrative expenses increased approximately 133%, to $4.8 million in the three-month period ended June 30, 2006 from $2.1 million for the three-month period ended June 30, 2005. The increase was primarily comprised of an increase of $948,000 in legal fees, primarily associated with patent litigation and other patent-related matters and an increase of $649,000 in personnel-related expenses, including $212,000 of stock-based compensation. In addition, a lease restructuring charge in the amount of $847,000 was taken in the three-month period ended June 30, 2006 related to the move out of an old facility. As a percentage of net revenue, general and administrative expense increased to 37% in the three-month period ended June 30, 2006 compared to 17% in the three-month period ended June 30, 2005. We expect general and administrative expenses to decrease on a quarterly basis during the remainder of 2006 due to the one-time nature of the lease restructuring charge in the June quarter. We expect general and administrative expenses to range from approximately 28% to 30% as a percentage of net revenues for the full-year 2006.
     Interest Income and Other, Net. Interest income and other, net increased approximately 123%, to $857,000 in the three-month period ended June 30, 2006 from $385,000 for the three-month period ended June 30, 2005, primarily due to higher interest rates earned on our interest-bearing accounts, and to a lesser extent, increased balances in these accounts.
     Provision for Income Taxes. We did not incur any income tax expenses in the three-month period ended June 30, 2006, a $104,000 decrease over the three-month period ended June 30, 2005, primarily as a result of losses incurred before income taxes of $2.2 million for the three-month period ended June 30, 2006 compared to $1.5 million income before income taxes for the three-month period ended June 30, 2005. Our effective tax rate for the three-month period ended June 30, 2006 was 0% compared to an effective tax rate of 7% for the three-month period ended June 30, 2005. We expect our effective tax rate will be 0% for the balance of 2006 due to anticipated net losses.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Revenues. Net revenues for the six-month period ended June 30, 2006 increased by approximately $2.9 million, or 13%, as compared to the same period in 2005. This increase resulted primarily from a 31% increase in the volume of disposable endovenous catheters and devices, partially offset by an approximately 6% decline in average selling price of disposable catheters worldwide and a 23% decrease in the volume of RF generators. Disposable endovenous catheters and devices represented 79%, RF generators represented 14% and accessories and other revenue represented 7% of net revenues during the six-month period ended June 30, 2006 compared to 74% for disposable catheters, 20% for RF generators and 6% for accessories and other revenue in the same period in 2005. International sales represented 5% of total revenue in both periods.
Gross profit. Gross profit increased 4%, or $630,000, to $18.3 million in the six-month period ended June 30, 2006 from $17.6 million in the same period in 2005. Gross profit margin for the six-month period ended June 30, 2006 was approximately 69% compared with approximately 75% for the six-month period ended June 30, 2005. The decrease in profit margin was due in part to the decrease in average selling price of disposable catheters worldwide and a less favorable product mix. We expect gross margins for the full year 2006 will range from 68% to 69% compared to 75% for the full year 2005.
     Sales and Marketing Expenses. Sales and marketing expenses increased 20% to $11.3 million in the six-month period ended June 30, 2006 from $9.4 million in the six-month period ended June 30, 2005. The increase in expenses reflects increased U.S. sales cash compensation expenses of $934,000, increased expenses to support international sales activities of $447,000, increased share-based compensation of $349,000, and increased other marketing activities in the U.S. and other direct sales expenses related to revenue growth. As a percentage of net revenue, sales and marketing expense increased to 43% in the six-month period ended June 30, 2006 compared to 40% in the six-month period ended June 30, 2005. We expect sales and marketing related expenses in dollars to increase in 2006 as we continue to expand our sales and marketing organizations and to range from approximately 41% to 45% as a percentage of net revenues for the full-year 2006.
     Research and Development Expenses. Research and development expenses increased approximately 72%, to $3.3 million in the six-month period ended June 30, 2006 from $1.9 million in the six-month period ended June 30, 2005. The increase was primarily due to increased consulting expenses of $415,000, primarily related to our ClosureFast™ catheter and other new product development, increased project material expenses of $330,000, increased personnel expenses of $310,000, primarily due to increased staffing, and increased share-based compensation of $84,000. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations, in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 12% in the six-month period ended June 30, 2006 compared to 8% in the six-month period ended June 30, 2005. We expect research and development expenses to continue to increase over the remainder of 2006 as we continue to develop new products and conduct new clinical trials and to range from approximately 14% to 15% as a percentage of net revenues for the full-year 2006.
     General and Administrative Expenses. General and administrative expenses increased approximately 104% to $8.0 million in the six-month period ended June 30, 2006 from $3.9 million for the six-month period ended June 30, 2005. The increase was primarily comprised of an increase of $1.6 million in legal fees, primarily associated with patent litigation and other patent-related matters, an increase of $1.3 million in personnel-related expenses, including $414,000 of share-based compensation, and an increase of $922,000 in facilities-related expenses associated with the new headquarters location. In addition, a restructuring charge in the amount of $847,000 was incurred in the six-month period ended June 30, 2006 related to the move out of the old facility. As a percentage of net revenue, general and administrative expense increased to 30% in the three-month period ended June 30, 2006 compared to 17% in the three-month period ended June 30, 2005. We expect general and administrative expenses to range from approximately 28% to 30% as a percentage of net revenues for the full-year 2006.
Interest Income and Other, Net. Interest income and other, net increased approximately 111% to $1.6 million for the six-month period ended June 30, 2006 from $746,000 for the six-month period ended June 30, 2005, primarily due to higher interest rates earned on our interest-bearing accounts and to a lesser extent, increased average cash and short-term investment balances in 2006.
Provision for Income Taxes. We incurred no income tax expenses in the six-month period ended June 30, 2006, a $220,000 decrease over the six-month period ended June 30, 2005, primarily as a result of a loss of $2.8 million before income taxes compared to income before income taxes of $3.1 million for the six-month period ended June 30, 2005. Our effective tax rate for the six-month period ended June 30, 2006 was 0% compared to an effective tax rate of 7% for the six-month period ended June 30, 2005. We expect our effective tax rate will be approximately 0% for the balance of 2006 due to expected losses for the remainder of the year.
Liquidity and Capital Resources
     As of June 30, 2006, we had approximately $47.7 million in cash and cash equivalents, $23.1 million in short term investments, $74.2 million in working capital. As of December 31, 2005, we had approximately $46.8 million in cash and cash equivalents, $25.7 million in short term investments and $77.4 million in working capital. The increase in cash and cash equivalents reflects cash provided by operating activities of $907,000, cash provided by financing activities of $147,000, partially offset by cash used in investing activities of $130,000. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers, with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations.
     Net cash provided by operating activities was $907,000 for the six-month period ended June 30, 2006, compared with net cash provided by operating activities of $774,000 for the six-month period ended June 30, 2005. Net cash provided by operating activities during the six-month period ended June 30, 2006 included a $214,000 increase in long-term lease obligations related to our new lease agreement, an increase in accrued and other liabilities of $416,000, primarily due to an increase in accrued legal fees of $419,000. In addition, there was an increase of $1.2 million related to stock-based compensation, an increase in depreciation expense of $615,000, a decrease in inventory of $463,000, a decrease in prepaid expenses of $301,000, a loss on impairment of assets related to the physical move from our old headquarters of $179,000 and an increase in accounts payable of $101,000. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
     Net cash used in investing activities totaled $130,000 for the six-month period ended June 30, 2006 compared with net cash used of $21.6 million for the six-month period ended June 30, 2005. For 2006, cash used in investing activities primarily reflects purchases of property, plant and equipment of $2.8 million, partially offset by net sales of short-term investments of $2.6 million. The net cash used in the six-month period ended June 30, 2005 primarily reflects cash used to purchase short-term investments, and to a lesser degree purchases of property and equipment.
     Net cash provided by financing activities totaled $147,000 for the six-month period ended June 30, 2006 compared with $722,000 for the six-month period ended June 30, 2005. These amounts reflect proceeds received upon the exercise of stock options for common stock.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) as of June 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales for the three-month period ended June 30, 2006 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at June 30, 2006 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers directly and via several large money market funds. The funds maintain an average investment maturity of 90 days or less and our direct short-term investments have remaining maturities of less than one year. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management has designed our controls and procedures to provide a reasonable assurance of achieving the desired control objectives. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.
Changes in internal control over financial reporting
Further, management determined that, as of June 30, 2006, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During July 2006, our Corporate Controller tendered her resignation and left the company. We have implemented compensating controls that will be in place until a replacement can be hired.
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
     As of June 30, 2006, we had an accumulated deficit of approximately $38.5 million. Although we were profitable for the nine fiscal quarters between December 31, 2003 and December 31, 2005, we were not profitable in the periods ending March 31 and June 30, 2006, and we expect losses to continue in 2006. We cannot assure you that losses will not occur beyond 2006. We intend to increase operating expenses for the remainder of 2006 in areas such as patent litigation, research and development, and marketing and sales, which we project will result in a net loss for the year. Also, fluctuations in our quarterly results of operations have and will continue to result from numerous factors, including:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. To date, we have used the proceeds from our initial public offering for working capital and other general corporate purposes.
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
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 25, 2006 for the purpose of: (1) electing three directors for a three-year term and until the election and qualification of their successors; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2006 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:
Proposal 1:

Director	Votes For	Abstentions	Broker Non-Votes
Kathleen D. LaPorte	12,566,168	55,005	0
Lori M. Robson, Ph.D.	12,609,573	11,600	0
Gregory T. Schiffman	12,607,963	13,210	0

Proposal 2:
The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2006 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
12,615,323	3,550	2,300	0

Our directors that hold office following our annual meeting are W. James Fitzsimmons (Chairman of the Board), Michael J. Coyle, Brian E. Farley, Kathleen D. LaPorte, Lori M. Robson, Ph.D., Gregory T. Schiffman and Edward W. Unkart.
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
Date: August 11, 2006
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