Form 10-Q
period 2006-09-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2006-11-14
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, 15,095,470 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended September 30, 2006

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$45,467	$46,797
Short-term investments	24,459	25,718
Accounts receivable, net	7,201	6,448
Inventories	2,610	2,964
Prepaid expenses and other current assets	1,031	1,216

Total current assets	80,768	83,143
Property and equipment, net	4,441	1,363
Other assets	786	833

Total assets	$85,995	$85,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,920	$1,233
Accrued compensation and benefits	2,925	2,693
Other accrued liabilities	1,832	1,633
Deferred revenue	1,083	222
Short-term lease obligations	535	—

Total current liabilities	8,295	5,781
Other long-term liabilities	1,348	36

Total liabilities	9,643	5,817

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	117,618	117,924
Deferred stock-based compensation	(222)	(2,544)
Accumulated other comprehensive income (loss)	13	(50)
Accumulated deficit	(41,072)	(35,823)

Total stockholders’ equity	76,352	79,522

Total liabilities and stockholders’ equity	$85,995	$85,339

(1)	December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$11,919	$12,129	$38,359	$35,635
Cost of revenues	4,345	2,915	12,524	8,790

Gross profit	7,574	9,214	25,835	26,845

Operating Expenses
Sales and marketing	5,279	4,991	16,614	14,403
Research and development	1,871	783	5,155	2,687
General and administrative	3,861	2,124	11,873	6,044

Total operating expenses	11,011	7,898	33,642	23,134

(Loss) income from operations	(3,437)	1,316	(7,807)	3,711
Interest and other income	926	458	2,498	1,204

(Loss) income before taxes	(2,511)	1,774	(5,309)	4,915
Provision for income taxes	13	121	13	341

Net (loss) income before cumulative effect of change in accounting principle	(2,524)	1,653	(5,322)	4,574
Cumulative effect of change in accounting principle	—	—	(73)	—

Net (loss) income after cumulative effect of change in accounting principle	$(2,524)	$1,653	$(5,249)	$4,574

Net (loss) income per share
Basic
(Loss) income per share before cumulative effect of change in accounting principle	$(0.17)	$0.11	$(0.35)	$0.31
Cumulative effect of change in accounting principle, net of tax	—	—	(0.00)	—

Basic net (loss) income per share	$(0.17)	$0.11	$(0.35)	$0.31

Diluted
(Loss) income per share before cumulative effect of change in accounting principle	$(0.17)	$0.11	$(0.35)	$0.29
Cumulative effect of change in accounting principle, net of tax	—	—	(0.00)	—

Diluted net (loss) income per share	$(0.17)	$0.11	$(0.35)	$0.29

Shares used in computing net (loss) income per share
Basic	15,064	14,786	15,014	14,585
Diluted	15,064	15,611	15,014	15,624
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(5,249)	$4,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	825	416
Impairment of long-lived assets	181	—
Stock-based compensation	1,866	472
Changes in operating assets and liabilities:
Accounts receivable	(753)	(1,001)
Inventories	354	(1,724)
Prepaid expenses and other current assets	185	(235)
Other long-term assets	47	(24)
Accounts payable	687	(470)
Accrued compensation and benefits	232	(761)
Other accrued liabilities	176	329
Deferred revenue	861	109
Short-term lease obligations	535	—
Deferred rent	1,387	(16)

Net cash provided by operating activities	1,334	1,669

Cash flows from investing activities:
Sale of short-term investments	32,486	4,358
Purchase of short-term investments	(31,164)	(25,856)
Purchase of property and equipment	(3,129)	(738)
Purchase of tenant improvements	(1,030)	—

Net cash used in investing activities	(2,837)	(22,236)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	173	915

Net cash provided by financing activities	173	915

Net decrease in cash and cash equivalents	(1,330)	(19,652)
Cash and cash equivalents at the beginning of the year	46,797	68,566

Cash and cash equivalents at the end of the period	$45,467	$48,914

Supplemental cash flow disclosures:
Non-cash financing activities:
RSU share releases surrendered for taxes	$23	—
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
NOTE 2 – BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the Company’s results of operations, financial position, and cash flow, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2006.
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
     Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net income, total assets, total liabilities or total stockholders’ equity.
Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes the following significant accounting policies affect its more significant judgments or estimates used in the preparation of its consolidated financial statements.
     Revenue Recognition. The Company sells its disposable catheters and radio frequency, or RF, generators to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users.

     The Company recognizes revenues from the sale of its products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, title has transferred, the seller’s price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.
     Where software is more than incidental to the product or the arrangement, the Company recognizes revenues for those products in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collection of the related receivable is probable. Where software is incidental to the product or arrangement, the Company recognizes revenues from the sale of those products in accordance with SAB No. 104.
     Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In instances when evidence of VSOE of all undelivered elements does not exist, revenues are deferred on the entire arrangement until all of the undelivered elements have been delivered, or evidence of VSOE of the undelivered element exists.
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
     The Company began promoting the features and benefits of its new ClosureFast™ catheter during the third quarter of 2006. However, a software upgrade, which has not yet been released, is required for the VNUS RF generator to function with the new ClosureFast catheter, which resulted in sales of these RF generators becoming multiple-element arrangements. Presently, the software upgrade is an undelivered element and has no established fair value, requiring the deferral of revenue from the entire sale until the software upgrade is delivered to the customer. In the three and nine month periods ended September 30, 2006, the Company deferred $616,000 related to these multiple-element arrangements. The Company currently plans to deliver the software upgrade in the first quarter of 2007 and the deferred revenue from these sales is expected to be recognized in that quarter. In view of the increasing importance of software to the RF generator product, the Company believes that in the future, revenue derived from RF generator sales should be recognized under the provisions of SOP 97-2 and that revenue derived from the sale of catheters and accessory products should continue to be recognized under the provisions of SAB 104.
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
     Accordingly, during the three month period ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The cumulative effect, through December 31, 2005, was a decrease in stock-based compensation expense and a corresponding increase to equity of $73,000 to reflect the application of the estimated forfeiture rates to deferred stock-based compensation related to the intrinsic value of restricted stock units granted in 2005.
NOTE 3 – CORPORATE HEADQUARTERS RELOCATION
     On November 15, 2005, VNUS entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a 93,650 square feet facility located in San Jose, California. As of the end of June 2006, the Company had completed the move of its corporate headquarters and manufacturing operations to this facility.
     Costs of $847,000 associated with exiting the remaining portion of the old facility, including an impairment charge of $179,000 for the value of leasehold improvements and furniture and fixtures which were abandoned at the old facility, were recorded in general and administrative expenses during the three month period ended June 30, 2006. Management has no intention of terminating the lease on the old facility prior to the end of its lease term and the Company has a duty to fulfill the obligations of its lease agreement through the term of the lease, which expires in June 2007.
     Changes to the Company’s short-term lease obligations for the three months ended September 30, 2006 are as follows (in thousands):

	Balance		Balance at
	at June 30, 2006	Payments/Charges	September 30, 2006
Accrued lease payments, net of rent deferral	$650	$(115)	$535
Accrued realtor commission	18	(18)	—
Write-off of impaired leasehold improvements and other fixed assets	179	(179)	—

Total facility exit charge	$847	$(312)	$535

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

NOTE 4 – INVENTORIES

	September 30,	December 31,
	2006	2005
Components of Inventories (in thousands)
Raw materials and sub-assemblies	$1,055	$893
Finished goods	1,099	1,570
Radio-frequency generators	456	501

	$2,610	$2,964

     Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2006	2005
Component of Property and Equipment, Net (in thousands)
Furniture and fixtures	$345	$158
Computers and office equipment	1,205	637
Leasehold improvements	2,837	1,107
Laboratory equipment	1,103	962
Purchased software	840	674
Construction in progress	58	95

	6,388	3,633
Less: Accumulated depreciation and amortization	(1,947)	(2,270)

	$4,441	$1,363

NOTE 6 – COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The increase in the warranty accrual during the quarter ended September 30, 2006 was for the estimated costs of a field update of the RF generator’s embedded software for use with existing catheters and devices. The Company’s warranty liability is included in other accrued liabilities and changes during the reporting periods are as follows (in thousands):

		New		Changes in
		Warranties		Estimated
	Balance at	Charged to	Warranty	Costs for	Balance at
	Beginning of	Costs of	Reserve	Existing	End of
	Period	Sales	Utilized	Warranties	Period
Three months ended September 30, 2006	$32	21	(25)	182	$210
Nine months ended September 30, 2006	$34	29	(54)	201	$210
Three months ended September 30, 2005	$48	16	(17)	(3)	$44
Nine months ended September 30, 2005	$43	57	(66)	10	$44
     Legal Proceedings. The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of its U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. The Court held a claims construction hearing on October 30, 2006 and the parties are awaiting the decision of the Court. The trial in this matter is scheduled to begin in October 2007.
     Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three and nine months ended September 30, 2006 and 2005 was $320,000, $1,078,000, $218,000, and $651,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. The Company moved its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 6, 2006 through March 5, 2014, which includes a rent holiday period during which the Company is not required to make lease payments. The terms of both the existing and new facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
     At September 30, 2006, future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases
2006	$206
2007	837
2008	918
2009	1,095
2010	1,166
2011 and thereafter	3,905

$8,127

     Under the terms of the new lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments on the Company’s new facility will be reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount will be recorded as leasehold improvements at the inception of the lease term. Leasehold improvements will be depreciated over the lease term, or the estimated lives of the improvements, whichever is shorter.
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
     Purchase Commitments. At September 30, 2006, the Company had approximately $3.3 million in purchase commitments with suppliers to be paid within one year.
     Contingencies. The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 7 – Operating Segment and Geographic Information
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
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	98%	98%	96%	96%
Europe	1%	2%	3%	3%
Other International	1%	0%	1%	1%

	100%	100%	100%	100%

Catheters	86%	76%	81%	76%
RF Generators	4%	18%	11%	18%
Accessories	10%	6%	8%	6%

	100%	100%	100%	100%

     All long-lived assets are located in the United States.
NOTE 8 – SHARE BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market conditions. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense from options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest. Stock compensation expense for non-employees recorded in the three and nine month periods ending September 30, 2006 and 2005 was immaterial.
Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

     The pro-forma information for the three months and nine months ended September, 2005 was as follows (in thousands except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,653	$4,574
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(423)	(841)

Pro forma net income	$1,230	$3,733

Weighted average number of shares used in per share calculation
Basic	14,786	14,585
Diluted	15,347	15,363
Pro forma net income per share
Basic	$0.08	$0.26
Diluted	$0.08	$0.24
     Disclosures for the three and nine month periods ended September 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R) during this period. Additionally, the stock-based employee compensation determined under SFAS 123 fair value method for the three and nine month periods ended September 30, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were expensed using the minimum value method.
     The weighted average per share fair value of options granted in the three and nine month periods ended September 30, 2005 were $6.36 and $6.45, respectively.
Impact of the adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R), except for those options that were measured using the minimum value method under SFAS No. 123, for which the Company has adopted the prospective transition method. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense, net of estimated forfeitures, for awards outstanding at the effective date will be recognized over the remaining service period.
     On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the nine months ended September 30, 2006.
     During the nine month period ended September 30, 2006, the Company recorded a cumulative adjustment for stock-based compensation costs to expense the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123 to adjust for application of a forfeiture rate to restricted stock unit awards granted during 2005. The previously reported amounts were not restated.

     The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of Operations since the adoption of SFAS 123R (in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Costs of revenues	$56	$127
Sales and marketing	268	734
Research and development	64	179
General and administrative	270	826

Total stock-based compensation	$658	$1,866

     As of December 31, 2005, the Company had an unrecognized stock-based compensation balance related to unvested stock options of $2.5 million, after estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.
     During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $438,000 and $1.3 million, or $0.03 and $0.09 per share, respectively.
     As of September 30, 2006, $2.0 million of total unrecognized stock-based compensation expense net of forfeitures related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2007 to 2010. The weighted average term of the unrecognized stock-based compensation expense is 1.2 years.
Share-Based Compensation Information under SFAS No. 123(R) and SFAS No. 123 for September 30, 2005
     Upon adoption of SFAS No. 123(R), the Company continued to use the Black-Scholes option-pricing model (Black-Scholes model) which was also previously used for the Company’s pro forma information required under SFAS No. 123.
Valuation Assumptions
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.
     The weighted average estimated fair value of options granted during the three month and nine month periods ended September 30, 2006 and September 30, 2005, were calculated under the Black-Scholes model, using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk free interest rates	4.71%	3.98 – 4.12%	4.55 – 5.00%	3.71 – 4.12%
Expected Life (in years)	6.25	3.65	6.25	3.65
Dividend Yield	—	—	—	—
Volatility	63.8%	51.22%	63.8 – 70.1%	51.22%
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.

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
     The Company has used forfeiture rates in its calculation of stock-based compensation expense for the three and nine month periods ending September 30, 2006 ranging from 1% to 19.4%, based on historical experience over the term. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for both the three and nine month periods ending September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
     Accordingly, on December 31, 2005, 595,999 shares were authorized for issuance, equal to 4% of the shares outstanding on that date. In September 2005, the Board of Directors adopted a form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, intended to serve as a standard form agreement for restricted stock unit grants (“RSUs”) issued to employees, executive officers, directors and consultants under the Company’s VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (the “Amended Equity Incentive Plan”). The Board approved the Amended Equity Incentive Plan in November 2005, which authorized the granting of restricted stock units under the plan including the form of grant adopted in September 2005 and permits employees to surrender a portion of their RSU shares to pay for taxes. Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity. However, in the fourth quarter of 2005, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue may be net of applicable statutory minimum payroll withholding taxes, which taxes will be paid on the employee’s behalf. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

		Options Outstanding		Restricted Stock Units Outstanding
	Shares		Weighted		Weighted
	Available		Average	Number of	Average
	for Future	Number of	Exercise	Restricted Stock	Exercise
	Grant	Options	Price	Units	Price
Balances at December 31, 2005	672,678	1,719,645	$6.60	242,259	$—
Expired	(1,288)	—	—	—	—
Granted	(238,037)	54,167	8.48	183,870	—
Options Exercised	—	(82,318)	0.85	—	—
Restricted Stock Unit Releases	—	—	—	(5,442)	0.01
Terminated/cancelled	48,600	(39,400)	8.66	(9,200)	—

Balances at March 31, 2006	481,953	1,652,094	$6.90	411,487	$—
Expired	(616)	—	—	—	—
Granted	(228,236)	157,799	7.24	70,437	—
Options Exercised	—	(42,006)	1.83	—	—
Terminated/cancelled	75,464	(56,944)	11.30	(18,520)	—

Balances at June 30, 2006	328,565	1,710,943	$6.91	463,404	$—
Expired	(1,214)	—	—	—	—
Granted	(29,020)	3,300	6.94	25,720	—
Options Exercised	—	(30,885)	0.83	—	—
Restricted Stock Unit Releases	—	—	—	(6,600)	0.01
RSU releases surrendered for taxes	3,400	—	—	(3,400)	0.01
Terminated/cancelled	43,881	(28,431)	10.03	(15,450)	—

Balances at September 30, 2006	345,612	1,654,927	$6.97	463,674	$—

     The intrinsic value of in-the-money options and restricted stock units was approximately $3.1 million and $3.1 million, respectively, as of September 30, 2006. The intrinsic value of exercisable in-the-money options and restricted stock units was approximately $2.6 million and $3.1 million, respectively, as of September 30, 2006. The aggregate intrinsic value of the options and restricted stock units outstanding at September 30, 2006 represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.65 as of September 30, 2006, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of September 30, 2006.

     Options outstanding and currently exercisable by exercise price at September 30, 2006 are as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
Exercise Prices	Options	Life (in Years)	Options	Price
$0.43-0.71	100,852	2.10	100,852	$0.66
1.50 - 1.50	332,194	5.98	301,775	1.50
3.00 - 3.00	207,241	7.43	126,803	3.00
6.00 - 9.61	320,403	8.20	109,480	7.20
9.65 - 10.74	167,791	8.48	93,278	10.47
10.76 - 10.86	180,000	8.46	67,500	10.82
10.89 - 12.40	136,030	8.78	26,429	11.37
12.44 - 13.10	152,316	8.79	62,963	12.59
13.12 - 15.00	53,100	8.58	36,254	14.46
$16.70-16.70	5,000	8.16	2,292	16.70

	1,654,927	7.45	927,626	$5.45

     The table above does not include outstanding restricted stock units of 463,674 for which the weighted average exercise price is $0.00.
     The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 and 2005 were $4.40, $5.04, $6.36 and $6.45 per share, respectively. The total intrinsic value of options exercised during the three month and nine month periods ended September 30, 2006 were approximately $187,000 and $1.1 million, respectively. The total cash received as a result of stock option exercises during the three and nine months ended September 30, 2006 were approximately $26,000 and $173,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the three and nine months ended September 30, 2006 were insignificant.
Restricted Stock Units
     As of December 31, 2005, prior to the adoption of SFAS No. 123(R), the Company had a deferred stock-based compensation balance of $2.1 million related to grants of restricted stock units prior to the adoption of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the deferred stock-based compensation balance was eliminated against the additional paid-in capital account. The Company also recorded a cumulative forfeiture adjustment in the nine months ended September 30, 2006 related to the restricted stock units granted in the fourth quarter of 2005 of $73,000.
     During the three and nine months ended September 30, 2006, the Company granted 25,720 and 280,027 restricted stock units to certain officers and employees, respectively. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the three and nine months ended September 30, 2006 were approximately $185,000 and $2.3 million, respectively.
     The fair value of restricted stock units that were vested as of September 30, 2006 was insignificant.
     Total stock-based compensation cost for restricted stock units for the three and nine months ended September 30, 2006 was $220,000 and $510,000, net of forfeiture adjustments, or $0.01 and $0.03 per share, respectively.
     As of September 30, 2006, the Company had unrecorded stock compensation expense of approximately $2.6 million related to restricted stock units, which will be recognized over an estimated weighted average amortization period of 1.8 years.
NOTE 9 – INCOME TAXES
     The Company uses estimates based on historical experience and various other assumptions in the area of income tax accounting that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of tax assets and liabilities. The Company recorded a nominal tax provision for the three and nine months ended September 30, 2006 comprised primarily of local and state income taxes. In the three and nine month periods ended September 30, 2005, the Company had $121,000 and $341,000 of income tax expense due to taxable income in federal and state jurisdictions.

     Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefit has been recognized for the NOL and other deferred tax assets.
NOTE 10 – NET (LOSS) INCOME PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income before cumulative effect of a change in accounting principle	$(2,524)	$1,653	$(5,322)	$4,574
Cumulative effect of a change in accounting principle, net of tax	—	—	73	—

Net (loss) income after cumulative effect of accounting change	$(2,524)	$1,653	$(5,249)	$4,574

Denominator:
Weighted average common shares outstanding	15,064	14,786	15,014	14,585
Effect of dilutive securities:
Stock options, warrants, unamortized deferred stock-based compensation	—	825	—	1,039

Total shares, diluted	15,064	15,611	15,014	15,624

Net (loss) income per share:
Basic
(Loss) income before cumulative effect of a change in accounting principle	$(0.17)	$0.11	$(0.35)	$0.31
Cumulative effect of a change in accounting principle, net of tax	—	—	0.00	—

Basic net (loss) income per share	$(0.17)	$0.11	$(0.35)	$0.31

Diluted
(Loss) income before cumulative effect of a change in accounting principle	$(0.17)	$0.11	$(0.35)	$0.29
Cumulative effect of a change in accounting principle, net of tax	—	—	0.00	—

Diluted net (loss) income per share	$(0.17)	$0.11	$(0.35)	$0.29

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options and restricted stock units	464	304	464	177
NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We plan to adopt EITF 06-03 in January 2007. We are currently evaluating the effect, if any, EITF 06-03 could have on our consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in January 2007. Management is currently evaluating the impact, if any, of adopting the provisions of FIN 48.
     On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal current fiscal year. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company does not anticipate that the adoption of SAB 108 will have a material effect on its financial statements..
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three month and nine month periods ended September 30, 2006 and September 30, 2005. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.
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
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure(R) system, consists of a proprietary radio-frequency (RF) generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2005, we estimated that in excess of 135,000 patients had been treated using our Closure(R) system since 1999, with approximately 55,000 of these patients treated in 2005.
     For the three months ended September 30, 2006, we generated net revenues of $11.9 million and a net loss of $2.5 million. As of September 30, 2006, we have incurred cumulative losses of approximately $41.1 million.
     We market our products through a direct sales organization in the United States and a subsidiary in Germany. We also market and sell our products through distributors worldwide.
     Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 115 health insurers, representing over 228 million covered lives in the United States.
     Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 86%, 4% and 10% of our net revenues, respectively, for the three month period ending September 30, 2006. We expect that any shift in the percentage of net revenues derived from the sales of disposable catheters and RF generators during the remainder of 2006 will be modest. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure® system and we believe that competitive pressures have increased over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing, ease-of-use, speed of treatment and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.
     We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first nine months of 2006.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future, considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006 for a discussion of additional critical accounting policies and estimates. Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005, except for our accounting for stock-based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123, revised in 2004, “Share-Based Payment” (“SFAS No. 123 (R)”). We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of its consolidated financial statements.
     Revenue Recognition. We sell our disposable catheters and radio frequency, or RF, generators, to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. We also sell RF generators to third-party leasing companies in the United States. These third-party leasing companies provide long-term lease financing to end-users. We do not provide such long-term lease financing to end-users.
     We recognize revenues from the sale of our products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, title has transferred, our price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, we recognize product sales in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.
      Where software is more than incidental to the product or the arrangement, we recognize revenues for those products in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. We recognize revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collection of the related receivable is probable. Where software is incidental to the product or arrangement, we recognize revenues from the sale of those products in accordance with SAB No. 104.
     Revenues earned on software arrangements involving multiple elements are allocated to each element based on vendor-specific objective evidence of the fair value (“VSOE”), which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In instances when evidence of VSOE of all undelivered elements does not exist, revenues are deferred on the entire arrangement until all of the undelivered elements have been delivered, or evidence of VSOE of the undelivered element exists.
     Our domestic sales return policy allows customers to return unused products for a period within 30 days subject to restocking fees. Our international sales return policy allows customers to return unused products for a period within 60 days subject to restocking fees. We make provisions for estimated returns and allowances based on historical levels. To date, returns and allowances have not been significant.

     Share-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No. 123(R) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and therefore, have not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS No. 123(R), we recorded stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. We have no awards with market conditions. We recognize stock-based compensation cost on awards with performance conditions as they vest, if we believe that the performance conditions will be met.
     On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS No. 123(R)-3,
     “Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the nine months ended September 30, 2006.
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
     We award a limited number of stock options and restricted stock units (RSUs) to non-employees. We account for non-cash stock-

based expense from options and RSUs issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and RSUs, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest.
Financial Operations Overview
     Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and devices and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a modest portion of our revenues from the sale of accessory products.
     Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products, warranty and inventory reserves, and share-based compensation.
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

Results of Operations
     The following table sets forth our results of operations, expressed as percentages of revenues, for the three and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of revenues	36.5	24.0	32.7	24.7

Gross profit	63.5	76.0	67.3	75.3

Operating Expenses
Sales and marketing	44.3	41.1	43.3	40.4
Research and development	15.7	6.5	13.4	7.5
General and administrative	32.4	17.5	31.0	17.0

Total operating expenses	92.4	65.1	87.7	64.9

(Loss) income from operations	(28.8)	10.9	(20.4)	10.4
Interest and other income	7.8	3.8	6.5	3.4

(Loss) income before taxes	(21.1)	14.6	(13.9)	13.8
Provision for income taxes	0.1	1.0	0.0	1.0

Net (loss) income before cumulative effect of change in accounting principle	(21.2)	13.6	(13.9)	12.8

Cumulative effect of change in accounting principle	—	—	(0.2)	—

Net (loss) income after cumulative effect of change in accounting principle	(21.2)	13.6	(13.7)	12.8

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Revenues. Net revenues for the three month period ended September 30, 2006 decreased by approximately $210,000, or 2%, as compared to the same period in 2005. This decrease resulted primarily from lower RF generator sales worldwide due to the deferral of $616,000 of radiofrequency (RF) generator sales as part of multiple element sales in accordance with EITF 00-21 and from a 3% decrease in average selling price of endovenous disposable catheters worldwide, partially offset by a 12% increase in volume of catheter sales. Disposable endovenous catheters and devices represented 86%, RF generators represented 4% and accessories and other revenue represented 10% of net revenues during the three month period ended September 30, 2006 compared to 76% for disposable catheters, 18% for RF generators and 6% for accessories and other revenue in the same period in 2005. We expect net revenues to increase approximately 2% to 3% for the full year 2006 when compared to 2005.
     Gross profit. Gross profit decreased 18%, or $1.6 million, to $7.6 million in the three month period ended September 30, 2006 from $9.2 million in the same period in 2005. Gross profit margin for the three month period ended September 30, 2006 was approximately 64% compared with approximately 76% for the three month period ended September 30, 2005. The decrease in profit margin was due in part to the margin deferred on RF generator multi-element arrangements in the third quarter combined with an increase in sales of accessory products, which have lower profit margin and unfavorable fluctuations in manufacturing variances period over period. We expect gross margins throughout the remainder of 2006 to range from 63% to 65%.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 6%, to $5.3 million in the three month period ended September 30, 2006 from $5.0 million in the three month period ended September 30, 2005. The increase in expenses reflects increased share-based compensation expense of $211,000, increased salary expenses of $120,000 related to the U.S. sales force, and increased marketing activities. As a percentage of net revenue, sales and marketing expense increased to 44% in the three month period ended September 30, 2006 compared to 41% in the three month period ended September 30, 2005. We expect sales and marketing related expenses in dollars to increase in 2006 as we continue to expand our sales and marketing organizations and to range from approximately 43% to 44% as a percentage of net revenues for the full-year 2006.
     Research and Development Expenses. Research and development expenses increased 139%, to $1.9 million in the three month period ended September 30, 2006 from $783,000 in the three month period ended September 30, 2005. The increase was primarily due to increased personnel related expenses of $519,000 related to increased headcount, increased consulting expenses of $222,000, investment in project materials expenses of $115,000, primarily related to the development of our ClosureFast™ catheter, and increased stock based compensation of $51,000. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 16% in the three month period ended September 30, 2006 compared to 7% in the three month period ended September 30, 2005. We expect research and development expenses to continue to increase over the remainder of 2006 as we continue to develop new products and conduct new clinical trials and to range from approximately 14% to 15% as a percentage of net revenues for the full year 2006.
     General and Administrative Expenses. General and administrative expenses increased approximately 82%, to $3.9 million in the three month period ended September 30, 2006 from $2.1 million for the three month period ended September 30, 2005. The increase was primarily comprised of an increase of $841,000 in legal fees, primarily associated with patent litigation and other patent-related matters and an increase of $701,000 in personnel-related expenses due to increased headcount and $210,000 of stock-based compensation. As a percentage of net revenue, general and administrative expense increased to 32% in the three month period ended September 30, 2006 compared to 18% in the three month period ended September 30, 2005. We expect general and administrative expenses to range from approximately 31% to 32% as a percentage of net revenues for the full year 2006.
     Interest Income and Other, Net. Interest income and other, net increased approximately 102% to $926,000 in the three month period ended September 30, 2006 from $458,000 for the three month period ended September 30, 2005, due to higher interest rates earned on our interest-bearing accounts combined with increased balances in these accounts.
     Provision for Income Taxes. Provision for income taxes for the three month period ended September 30, 2006 was $13,000, a $108,000 decrease over the three month period ended September 30, 2005, primarily as a result of losses incurred before income taxes of $2.5 million for the three month period ended September 30, 2006 compared to $1.8 million income before income taxes for the three month period ended September 30, 2005. Our effective tax rate for the three month period ended September 30, 2006 was 0.5% compared to an effective tax rate of 6.8% for the three month period ended September 30, 2005. We expect our effective tax rate will be 0.2% to 0.3% for the balance of 2006 due to anticipated net losses.
Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005
     Net Revenues. Net revenues for the nine month period ended September 30, 2006 increased by approximately $2.7 million, or 8%, as compared to the same period in 2005. This increase resulted primarily from a 22% increase in the volume of disposable endovenous catheters and devices, partially offset by a 5% decline in average selling price of disposable endovenous catheters worldwide and a 31% decrease in the volume of RF generators, including the deferral in the third quarter of $616,000 of RF generator sales as a part of multiple element sales in accordance with EITF 00-21. Disposable endovenous catheters and devices represented 81%, RF generators represented 11% and accessories and other revenue represented 8% of net revenues during the nine month period ended September 30, 2006 compared to 76% for disposable catheters, 18% for RF generators and 6% for accessories and other revenue in the same period in 2005. International sales represented 4% of total revenue in both periods.
     Gross profit. Gross profit decreased 4%, or $1.0 million, to $25.8 million in the nine month period ended September 30, 2006 from $26.8 million in the same period in 2005. Gross profit margin for the nine month period ended September 30, 2006 was approximately 67% compared with approximately 75% for the nine month period ended September 30, 2005. The decrease in profit margin was due in part to the margin deferred on RF generator multi-element arrangements in the third quarter, combined with a 5% decrease in average selling price of disposable catheters and a less favorable product mix. We expect gross margins for the full year 2006 will range from 66% to 67% compared to 75% for the full year 2005.
     Sales and Marketing Expenses. Sales and marketing expenses increased 15% to $16.6 million in the nine month period ended September 30, 2006 from $14.4 million in the nine month period ended September 30, 2005. The increase in expenses reflects increased sales cash compensation expenses of $1.5 million, primarily related to increased headcount to support increased revenues, increased share-based compensation of $560,000, and increased other sales and marketing activities and other direct sales expenses related to revenue growth. As a percentage of net revenue, sales and marketing expense increased to 43% in the nine month period ended September 30, 2006 compared to 40% in the nine month period ended September 30, 2005. We expect sales and marketing related expenses in dollars to increase during the remainder of 2006 as we continue to expand our sales and marketing organizations and to range from approximately 43% to 44% as a percentage of net revenues for the full year 2006.
     Research and Development Expenses. Research and development expenses increased approximately 92%, to $5.2 million in the nine month period ended September 30, 2006 from $2.7 million in the nine month period ended September 30, 2005. The increase was primarily due to increased personnel related expenses of $828,000 from increased headcount, increased consulting expenses of $637,000, primarily related to new product development, increased project material expenses of $447,000, and increased stock based compensation of $135,000. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 13% in the nine month period ended September 30, 2006 compared to 8% in the nine month period ended September 30, 2005. We expect research and development expenses to continue to increase over the remainder of 2006 as we continue to develop new products and associated staffing requirements, conduct new clinical trials. We expect research and development expenses to range from approximately 14% to 15% as a percentage of net revenues for the full-year 2006.
     General and Administrative Expenses. General and administrative expenses increased approximately 96% to $11.9 million in the nine month period ended September 30, 2006 from $6.0 million for the nine month period ended September 30, 2005. The increase was primarily comprised of an increase of $2.4 million in legal fees, primarily associated with patent litigation and other patent-related matters, an increase of $1.4 million in personnel related expenses due to increased headcount, an increase of $1.2 million in facilities related expenses associated with the new headquarters location, and an increase of $624,000 in share-based compensation. In addition, a restructuring charge in the amount of $847,000 was incurred in the nine month period ended September 30, 2006 related to the move out of the old facility. These increases were partially offset by a $612,000 decrease in consulting and audit fees related to SOX 404 compliance. As a percentage of net revenue, general and administrative expense increased to 31% in the nine month period ended September 30, 2006 compared to 17% in the nine month period ended September 30, 2005. We expect general and administrative expenses to range from approximately 31% to 32% as a percentage of net revenues for the full year 2006.
     Interest Income and Other, Net. Interest income and other, net increased approximately 108% to $2.5 million for the nine month period ended September 30, 2006 from $1.2 million for the nine month period ended September 30, 2005, primarily due to higher interest rates earned on our interest-bearing accounts.
     Provision for Income Taxes. We incurred $13,000 in income tax expenses in the nine month period ended September 30, 2006, a $328,000 decrease over the nine month period ended September 30, 2005, primarily as a result of a loss of $5.3 million before income taxes compared to income before income taxes of $4.9 million for the nine month period ended September 30, 2005. Our effective tax rate for the nine month period ended September 30, 2006 was nominal compared to an effective tax rate of 6.9% for the nine month period ended September 30, 2005. We expect our effective tax rate will be nominal for the balance of 2006 due to expected losses for the remainder of the year.
Liquidity and Capital Resources
     As of September 30, 2006, we had approximately $45.5 million in cash and cash equivalents and $24.5 million in short term investments, for a total of $69.9 million in cash, cash equivalents and short term investments, and $72.5 million in working capital. As of December 31, 2005, we had approximately $46.8 million in cash and cash equivalents and $25.7 million in short term investments, for a total of $72.5 million in cash, cash equivalents and short term investments, and $77.4 million in working capital. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers, with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. Since inception, we have financed our operations primarily through sales of convertible preferred stock and common stock, and cash generated from operations.
     Net cash provided by operating activities was $1.3 million for the nine month period ended September 30, 2006, compared with net cash provided by operating activities of $1.7 million for the nine month period ended September 30, 2005. Net cash provided by operating activities during the nine month period ended September 30, 2006 resulted from a net loss of $5.2 million adjusted for charges to net loss not affecting cash of $2.9 million and a $3.9 million increase in operating liabilities, partially offset by a $167,000 increase in operating assets. Charges to net loss not affecting cash included $1.9 million related to stock based compensation, along with depreciation and amortization, and impairment of long-lived assets. The increase in operating liabilities included increases in accounts payable and accrued liabilities, an increase in deferred revenue of $861,000 largely from the deferral of radiofrequency (RF) generator multi-element sales, an increase in short-term lease obligations of $535,000, an increase in other long-term liabilities of $1.4 million related to tenant improvement allowances and free rent period recorded as deferred rent, and an increase in accrued legal fees of $340,000. The increase in operating assets primarily resulted from slower collection of accounts receivable partially offset by reduced inventory levels. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.

     Net cash used in investing activities totaled $2.8 million for the nine month period ended September 30, 2006 compared with net cash used of $22.2 million for the nine month period ended September 30, 2005. For 2006, cash used in investing activities primarily reflects purchases of property, plant and equipment of $3.1 million and tenant improvements of $1.0 million, partially offset by net sales of short-term investments of $1.3 million. The net cash used in the nine month period ended September 30, 2005 primarily reflects cash used to purchase short-term investments, and to a lesser degree purchases of property and equipment.
     Net cash provided by financing activities totaled $173,000 for the nine month period ended September 30, 2006 compared with $915,000 for the nine month period ended September 30, 2005. These amounts reflect proceeds received upon the exercise of stock options for common stock. Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity. However, in the fourth quarter of 2005, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue may be net of applicable statutory minimum payroll withholding taxes, which taxes will be paid on the employee’s behalf. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) as of September 30, 2006.
Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of September 30, 2006:

	Payments Due by Period
Contractual Obligations and Capital Expenditure		Less Than	1-3	3-5	More Than
Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$8,127	$854	$1,921	$2,343	$3,009
Inventory purchase commitments	2,201	2,201	—	—	—
Capital and other equipment purchase commitments	1,135	1,135	—	—	—

Total	$11,463	$4,190	$1,921	$2,343	$3,009

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales for the three month period ended September 30, 2006 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at September 30, 2006 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers directly and via several large money market funds. The funds maintain an average investment maturity of 90 days or less and our direct short-term investments have remaining maturities of less than one year. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management has designed our controls and procedures to provide a reasonable assurance of achieving the desired control objectives. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.
Changes in internal control over financial reporting
     Further, management determined that, as of September 30, 2006, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During July 2006, our Corporate Controller tendered her resignation and left the company. We implemented compensating controls that were in place during her absence. We hired a replacement in October 2006.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of our U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. The Court held a claims construction hearing on October 30, 2006 and the parties are awaiting the decision of the Court. The trial in this matter is scheduled to begin in October 2007.
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
     As of September 30, 2006, we had an accumulated deficit of approximately $41.1 million. Although we were profitable for the nine fiscal quarters between December 31, 2003 and December 31, 2005, we were not profitable in the quarters ending March 31, June 30, and September 30, 2006, and we expect losses to continue for the quarter ending December 31, 2006 and into 2007. We cannot assure you that losses will not occur beyond 2007. We intend to maintain third quarter levels of operating expenses for the remainder of 2006, which we project will result in a net loss for the year. Also, our quarterly results of operations have fluctuated, and will continue to fluctuate resulting from numerous factors, including:
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
     In addition, we anticipate that our operating expenses will increase in 2007 as we expand our sales and marketing, manufacturing and product development activities. We estimate that our expansion efforts and higher expenses will offset the effect of increased revenues and will lead to a net loss in 2006 and into 2007, which may result in a decline in the market price for our common stock.
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
Item 3. Defaults upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description
31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.
Date: November 14, 2006
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