Form 10-K
period 2006-12-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2007-03-30
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5799 Fontanoso Way, San Jose, California	95138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 360-7200

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share
Name of Each Exchange on which Registered:
The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $126.1 million on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2007, 15,175,997 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

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

Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous graft procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure® system, consists of a proprietary radio-frequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 200,000 patients have been treated using our Closure® system since 1999, with approximately 65,000 of these patients treated in 2006.

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

We believe the VNUS Closure system represents a significant advance over vein stripping and also provides significant advantages over endovenous laser ablation, or EVL. The Closure procedure effectively treats venous reflux disease and painful varicose veins, is minimally invasive, can be used in an outpatient or physician office setting, and allows patients to quickly resume normal activities. Moreover, the Closure procedure is supported by a significant amount of clinical data. For example, we sponsored a randomized trial that compared our Closure procedure to vein stripping, which found our Closure procedure to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Three additional randomized clinical trials have subsequently produced favorable results as well, and the five year follow-up results from our multi-center patient registry were published in the Journal of Vascular Surgery in 2005. References to over 50 published medical articles and book chapters can be found at our website at www.vnus.com/navigation/clinicallibrary.htm.

In February 2007, we began the market introduction our new ClosureFASTtm catheter. We believe that this is a significant advancement of the Closure procedure. Six months results of over 60 limbs from our European clinical trial of the ClosureFAST catheter indicate that this new product allows for faster procedure times, is easy to use, and produces vein occlusion rates that initially appear to be higher than those produced by our ClosurePLUStm catheter.

As of March 1, 2007, our Closure procedure was accepted by the policies of over 100 health insurers, representing over 220 million covered lives in the United States. We sell our Closure system in the United States through our direct sales organization and market our Closure system through a direct sales force in Germany, France and the United Kingdom and in other international markets through distributors.

Corporate Background

Our principal offices are currently located at 5799 Fontanoso Way, San Jose, California 95138 and our telephone number is (408) 360-7200. As of June 30, 2006, the Company completed the move of its corporate headquarters and manufacturing operation to this facility from 2200 Zanker Road, Suite F, San Jose, CA 95131. We were incorporated in Delaware in January 1995. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.vnus.com under the “Investor Relations” section) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

The terms VNUS®, Closure® and VNUS Closure® are our registered trademarks. The terms ClosurePLUStm, ClosureFASTtm, RFGPlustm, ClosureRFStm, ClosurePlextm, as well as our current logo, are our trademarks. The term U-Cliptm is a trademark of Medtronic, Inc. Veinlite® is a registered trademark of Translite, LLC.

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

Venous Reflux Market

Based on published population studies, approximately 25 million people in the United States suffer from symptomatic venous reflux disease. A separate study we commissioned found that of the symptomatic patients, approximately 1.2 million currently seek treatment each year in the United States, of which we estimate over 800,000 have reflux in the great saphenous vein. In addition, we estimate that, of these 800,000 patients, approximately:

•	600,000 patients receive compression stockings or varicose vein procedures that do not address the primary underlying cause of venous reflux;

•	50,000 patients undergo vein stripping surgery; and

•	150,000 patients receive minimally invasive treatment with endovenous ablation, including our Closure procedure.

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

Despite these drawbacks, vein stripping surgeries are currently performed, with approximately 50,000 per year performed in the United States and 700,000 per year in Western Europe. As a result, we believe there is a large opportunity for a minimally invasive venous reflux treatment that avoids or minimizes the drawbacks of vein stripping.

Endovenous Laser Ablation, or EVL.  EVL is a minimally invasive procedure that utilizes an optical fiber that delivers laser energy to heat the blood inside the saphenous vein. The laser energy damages the vein by directly perforating the vein, or indirectly, through boiling the blood and producing steam. The optical fiber is withdrawn while laser energy is delivered, inducing a blood clot to occlude the length of the treated vein.

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

EVL is less invasive than vein stripping and according to published reports, can effectively treat venous reflux disease and prior to the introduction of our ClosureFAST catheter, was approximately 10 minutes faster to perform than our Closure procedure, which takes 40 to 60 minutes for experienced users. However, based upon clinical data to-date, we believe that the ClosureFAST catheter allows for procedure times as fast as endovenous laser. Newer EVL consoles featuring different wavelengths from earlier models have recently been introduced that may have the potential to reduce pain and bruising complications compared to earlier EVL systems, but require slower pullback rates than earlier EVL systems. Limited clinical data on these systems has been published to date with no long-term follow-up clinical data yet available.

Due to the drawbacks of EVL, we believe a significant opportunity exists for a minimally invasive procedure that has substantial clinical evidence establishing equivalence or superiority to vein stripping, provides physicians more control over the therapy and results in less pain and discomfort for patients, such as radiofrequency ablation. With the introduction of our ClosureFAST catheter, we believe the improved ease-of-use and substantially faster procedure speed gained with the catheter, combined with rapid and mild patient recovery, make the ClosureFAST catheter an attractive alternative to EVL.

The VNUS Closure Procedure

Using our Closure system, physicians close diseased, large superficial veins such as the great saphenous vein. This is accomplished by inserting our proprietary catheter or devices into a vein to directly heat the vein wall with temperature-controlled RF energy. Heating the vein wall causes collagen in the wall to shrink and the vein to close. The blood then naturally reroutes to healthy veins. Our Closure procedure is commonly performed in either the physician’s office or as a hospital outpatient procedure, in both cases using local anesthesia to numb the leg before treatment. The procedure currently is commonly performed both in the office and hospital settings. We expect to see continuing movement towards the Closure procedure being more commonly performed in a physician’s office.

Physicians generally instruct their patients to walk regularly for several days after our Closure procedure has been performed and return within approximately 72 hours for an ultrasound examination.

We believe our Closure procedure provides the following benefits for patients and physicians:

•	Minimally Invasive Outpatient Procedure. Our Closure procedure can be performed using local anesthesia in a physician’s office, as well as in an outpatient hospital setting or surgicenter.

•	Less Post-Operative Pain. Independent comparative studies have shown that patients receiving our Closure procedure return to work and normal activity significantly faster than those receiving vein stripping. In a comparative trial of our Closure procedure versus EVL, patients treated using our Closure system in one leg and EVL in the other leg exhibited less pain and bruising in the leg treated with our Closure system.

•	Excellent Clinical Outcomes. In a randomized comparative trial of our Closure procedure and vein stripping conducted in 2000, our Closure procedure was found to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Another comparative trial of our Closure procedure versus EVL showed our Closure procedure exhibited greater efficacy and less post-operative bruising and pain. Our multi-center clinical trial of our new ClosureFAST catheter showed 100% vein occlusion at six month follow-up in over 60 limbs examined using ultrasound imaging. By comparison, earlier studies of the previous generations of the Closure catheter produced a vein occlusion rate of 92% at six-month follow-up in our multi-center clinical registry.

•	Long-Lasting Results. Our published multi-center registry data shows our Closure procedure eliminated venous reflux in 87% of 119 limbs evaluated at four years and 84% of 117 limbs evaluated at five years.

•	Safe and Controlled Procedure. Our Closure system includes a number of safety features designed to ensure precise delivery of RF energy. Our system continuously monitors the temperature of the vein wall and adjusts energy delivery throughout the procedure to provide a high level of effectiveness and a low incidence of adverse events during recovery.

•	Cosmetically Appealing. We believe that our Closure system results in less bruising, pain and skin discoloration than both vein stripping and EVL. Additionally, because our Closure procedure is catheter-based, it results in little or no scarring compared to vein stripping.

We believe the primary disadvantages of our previous Closure procedure versus treatment using EVL are that our Closure catheter is more expensive than the EVL optical fiber and the EVL procedure is approximately five to ten minutes shorter to perform than our previous Closure procedure.

In February 2007 we introduced a new disposable endovenous RF device, the ClosureFAST catheter. This product is designed to be a next generation replacement for our existing ClosurePlus catheter, offering a faster and simpler endovenous ablation procedure while maintaining the procedural and patient benefits of the ClosurePlus procedure. We believe that this new product effectively addresses the previous competitive disadvantage of a longer procedure duration compared with EVL. We believe the primary disadvantage of our new Closure procedure versus treatment using EVL is that our ClosureFAST catheter is more expensive than the EVL optical fiber.

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

In April 2006, we initiated clinical trials of the ClosureFAST catheter in Europe and the preliminary results of the clinical trial were presented by Dr. Thomas Proebstle of Heidelberg, Germany at the American Venous Forum Annual Meeting in February 2007. The presentation by Dr. Proebstle reported results of treated limbs that were examined with an ultrasound scan at three and six months following treatment with our ClosureFAST catheter. 100% of the 164 limbs that were examined three months following treatment and the 62 limbs that were examined 6 months following treatment were occluded and reflux-free.

Products

Our Closure system consists of a proprietary RF generator and proprietary disposable catheters. We also sell sterile supply kits and other accessory supplies used to perform our Closure procedure. Additionally, we sell disposable devices to treat perforator vein reflux, instruments to remove varicose veins, compression stockings, and the U-Cliptm anastomotic device used to attach blood vessels together in peripheral bypass and hemodialysis access procedures.

Disposable Endovenous Catheters

ClosureFAST Catheter

Our new ClosureFAST catheter is designed to be a next generation replacement for our previous ClosurePlus catheter, offering both a faster and simpler endovenous ablation procedure while maintaining the procedural and patient benefits of the original ClosurePlus procedure.

The design of the ClosureFAST catheter includes a 7 cm heating element or coil which contacts the vein wall and uniformly heats to a localized depth to limit damage to the surrounding tissue. With ClosureFAST, a new ‘segmental ablation’ approach is used to serially treat 7 cm segments using 20 seconds to heat, shrink and occlude the vein, with no energy delivered during the brief ‘re-indexing’ or repositioning of the catheter between vein segments to be treated. Based upon the multi-center clinical trial of the ClosureFAST catheter, we believe that leaving the catheter stationary while heating and ablating the vein wall provides more consistent therapeutic heating of the vein wall and has the potential for improved efficacy. Also, stationary heating of the vein wall avoids the potential of overly fast pullback of the catheter by the physician, which has been reported in clinical studies to result in lower rates of effectiveness.

As with the ClosurePlus catheter, a temperature sensor located at the distal portion of the catheter measures and transmits the temperature to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The ClosureFAST catheter also has a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire. The ClosureFAST catheter is compatible with the VNUS RF generator after a software upgrade is performed.

ClosurePlus Catheter

Our proprietary disposable endovenous ClosurePLUS catheter is used to deliver RF energy to heat the walls of the saphenous veins. Each catheter has a set of collapsible electrodes located at the tip. The electrodes expand to contact the inner wall of the vein to be treated and produce uniform heating on all sides of the vein wall as well as a localized depth of heating to limit damage to surrounding tissue. During the procedure, the catheter is slowly withdrawn along the length of the vein in a ‘continuous pullback’ approach. The electrodes collapse as the vein shrinks in response to heating.

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

ClosureRFStm and ClosurePLEXtm

In 2005, we introduced two additional disposable endovenous RF devices: ClosureRFS and ClosurePLEX. These devices are intended to broaden the clinical applicability of our VNUS Closure system to include the treatment of incompetent perforator vein and tributary veins connected to the greater saphenous vein. These catheters, which are compatible with our RF generator, are intended to treat smaller diameter veins, are shorter in length and smaller in diameter than either our ClosurePLUS or ClosureFAST catheters, and the electrodes located at the tip do not expand.

RFGPlus Generator

The VNUS RFGPlustm RF generator delivers energy to the catheter and continuously monitors the temperature at the vein wall, automatically adjusting the power delivered to the catheter to achieve a target temperature. This feedback system is designed to allow the physician to perform our Closure procedure at a relatively constant temperature over the entire length of the treated vein. The RF generator is controlled by proprietary embedded software which allows it to recognize each catheter model and to automatically select the appropriate algorithm. An operating system software upgrade will be distributed which will allow existing RFGPlus generators to recognize and operate all VNUS disposable devices and catheters for the treatment of venous reflux. This includes the new ClosureFAST catheter, as well as our ClosurePlus catheter and ClosureRFS and ClosurePlex devices. The RF generator is a table top unit with a digital display panel that can be configured for multiple languages and provides readings of the temperature of the vein wall at the point where energy is applied and the power used during treatment, as well as advisories to the physician to provide helpful guidance during the procedures, including information that informs the physician if the energy delivery element is maintaining adequate contact with the vein wall.

Accessories and Other Products

Our accessory products include our Closure procedure pack and other ancillary products for inserting catheters and devices into veins. Our Closure procedure pack contains the sterile supplies needed to perform our Closure procedure, consisting of gowns, surgical drapes, scalpels, introducer sheaths and other incidental supplies. Our other ancillary products include reusable phlebectomy instruments for removal of varicose veins and vein access supplies such as introducer sheaths and needles. In 2006, we launched six additional accessory product lines, including compression bandages and infiltration kits.

The U-Clip Anastomotic Device

In January 2006, we acquired exclusive distribution rights within the U.S. vascular surgery market to the U-Clip anastomotic device manufactured by Medtronic, Inc. The U-Clip device is a proprietary, self-closing device designed to create high-quality connections between blood vessels, or anastomoses, without tying knots or managing sutures. The target market for this product will be vascular surgeons who commonly perform both arteriovenous, or AV, fistula and peripheral arterial bypass surgery. AV fistula surgery is used to create a connection between a vein and artery, typically in the arm, so there is sufficient blood flow available to access for hemodialysis. We believe that in the United States, approximately 133,000 AV fistula and AV graft procedures and 100,000 peripheral arterial bypass procedures are performed annually.

Seasonality

We experienced lower sequential sales of our disposable endovenous catheters and RF generators in the first and third quarters of 2006, compared to the second and fourth quarters of 2006. We believe this seasonality occurred as a result of a lower number of our Closure procedures scheduled during the December holiday period and early in the first quarter of the year as well as normal summer slowdown in demand.

Sales and Marketing

We have focused our sales and marketing efforts on increasing awareness of our Closure system among physicians with an active vein treatment practice and among those looking to establish such a practice. These physicians include vascular and general surgeons, interventional radiologists and phlebologists, among others.

We maintain a direct sales organization in the United States, which, as of December 31, 2006, consisted of 61 employees. We also have a direct sales presence in France and Germany through our German subsidiary, and a clinical specialist based in Europe. In January 2007, we also established a direct sales presence in the U.K. We market our products in other selected international markets primarily through exclusive distributors. Our international network of distributors currently market and sell our products in fifteen countries in Europe, six countries in Asia and seven countries in the rest of the world. We plan to enter into additional distribution agreements on a market-by-market basis.

Our marketing group supports our sales representatives primarily through four physician-targeted initiatives:

•	We educate and train physicians interested in performing our Closure procedure in the great saphenous vein. We also educate experienced physicians in the use of our Closure procedure for treatments in perforator veins, tributary veins, large veins, venous ulcer patients and small saphenous veins through workshops and one-on-one training sessions.

•	We assist physicians in educating their current and potential patients about our Closure procedure. We create and make available an expansive array of support tools for physician use such as patient videos, brochures and patient testimonials designed to help physicians educate both patients and referring physicians on the many benefits of our Closure procedure.

•	We assist physicians by communicating with insurance companies to expand coverage policies and by providing our clinical data to counter any procedure authorization denials by payors.

•	We seek to add and promote products to leverage our position as the leader in vein treatments and as the single-source supplier for a physician’s vein treatment needs.

Our marketing group also engages in direct-to-consumer initiatives to encourage patients to contact physicians regarding our Closure procedure. We seek to educate potential patients through television and print media advertising, public relations, and the internet. Our website provides information to patients and physicians interested in our Closure procedure and our new ClosureFAST catheter and features a physician locator which facilitates patients being able to locate physicians in their area who offer the Closure procedure.

No single customer accounted for 10% or more of our net revenues in 2006, 2005 or 2004.

Reimbursement

Payment for patient care in the United States is generally made by third-party payors, which include private insurers and governmental insurance programs such as Medicare. We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from these third-party payors. To date, third-party reimbursement for our Closure procedure is well established in the United States. Approximately 100 individual third-party payors have established a policy of coverage encompassing approximately 220 million lives in the United States. All of the top ten health insurers and administrators in the United States cover our Closure procedure, including Blue Cross Blue Shield entities, United Healthcare, Aetna, Cigna, Humana and Kaiser.

Separate CPT codes have been approved by the American Medical Association for both radio-frequency and laser ablation of venous reflux and became effective at the beginning of 2005. In 2007, the national average payment by Medicare to physicians under the Medicare fee schedule is $2,071 when our Closure procedure is performed in the physician’s office, which is lower than the 2006 rate of $2,222 due to CMS adjustments to portions of the RVU payment methodology for the Medicare Physician Fee Schedule (MPFS) that went into effect on January 1, 2007. The rate of reimbursement for the Closure procedure in 2007 is $222 more than the national average Medicare rate paid for laser ablation in the physician’s office. By comparison, the difference was $175 in 2006. If our Closure procedure is performed in a hospital, the Medicare national average payment to physicians is $359, which is similar to the rate established for laser ablation, which is $360. When our Closure procedure is performed on a Medicare patient in the hospital, the hospital will receive a national average payment of $2,135 as reimbursement for the Closure procedure, which is $416 higher than the 2006 rate of $1,719, and is $606 higher than the 2007 reimbursement rate for laser ablation, which is $1,529. The rate difference reflected a change to a lower ambulatory payment class group for the laser ablation codes. Consideration was given to disposable median cost and other resources used in delivery based on claims data submitted to CMS OPPS from January 1, 2005 to December 31, 2005.

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

In the years ended December 31, 2006, 2005 and 2004, we incurred $7.4 million, $3.8 million, and $4.5 million, respectively, in research and development expenses.

Business Development

From time to time, we have considered the acquisition of product lines and licensing of technology and complementary products. For example, in January 2006 we entered into a Distributor Agreement with Medtronic USA, Inc., under which we were granted, with limited exceptions, the exclusive right to distribute Medtronic’s U-Clip anastomotic devices within the United States for vascular surgery procedures. The U-Clip device is a proprietary, self-closing device designed to create high-quality connections between blood vessels, or anastomoses, without tying knots or managing sutures. We believe that the U-Clip device offers surgeons a fast and easy way to implement the benefits of interrupted suturing when joining blood vessels. This unique technology provides potential sales and marketing synergies with our flagship Closure product line, which is routinely sold in the vascular surgery market. Also in July 2006, we entered into a distribution agreement with TransLite, LLC under which we were granted rights to distribute the Veinlite® product line in the United States. The Veinlite products provide visualization of superficial veins for use in sclerotherapy procedures, vein mapping and venous access. The products also offer a unique feature set, are portable, cost-effective and easy-to-use. This product line is complementary to our other venous care products.

Our business development focus is on adding additional peripheral vascular products that can be marketed to vascular surgeons general surgeons and interventionalists using our direct U.S. sales organization.

Manufacturing

We currently manufacture, package and label our disposable catheters within our facility in San Jose, California. We outsource the manufacture of our RF generators and accessory products. We believe that our manufacturing facilities are adequate for our current needs and for the foreseeable future.

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

Our quality assurance group provides an independent inspection at various steps in the manufacturing cycle that is designed to verify that each lot of components and finished products are compliant with our specifications and applicable regulatory requirements. Sterilization testing is processed at a certified third-party laboratory to verify the effectiveness of the sterilization process. Our quality assurance systems are required to be in conformance with the Quality System Regulations as mandated by the Food and Drug Administration. For sale of products in the European Community, our products and quality structure are required to be compliant to the current standard, ISO 13845:2003 for medical devices. Prior to receiving certification under ISO 13485:2003, we maintained certification under ISO 9001/EN46001 for the same purpose. Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third-party reviewer, a Notified Body, must approve our products for CE marking. Our Closure system was CE marked in 1998. Our ClosureFAST and ClosureRFS products and some of our accessory products are also CE marked.

We rely on Byers Peak, Inc. to manufacture our RF generators to our custom specifications. Under our non-exclusive agreement with Byers Peak, Inc., we provide a rolling 90-day firm commitment order for generators and a six-month rolling forecast. We are required to purchase all inventory of parts and work in progress if we revise our commitment or forecast, cancel orders or terminate the agreement. Byers Peak, Inc. also provides us a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. The initial term of this agreement expired in February 2007, but is extended indefinitely thereafter until terminated by us or Byers Peak, Inc. upon 180 days’ notice.

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

Patents and Proprietary Technology

We believe that in order to maintain our competitive advantage, we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to the growth of our business. As of December 31, 2006, we had 32 issued U.S. patents and 35 pending U.S. patent applications, many of which relate to our Closure system and procedure, including, among other things, vein shrinkage and occlusion using various forms of energy, including RF, self expanding and collapsing electrodes and use of single and double electrode array devices. We also have other issued U.S. patents and pending U.S. patent applications that are not directly related to our Closure system or procedure. Our issued patents related to our Closure system and procedure will expire between 2016 and 2018. As of December 31, 2006, we had 29 foreign patents providing protection in Australia, New Zealand, Singapore, Russia, China and Europe, and we had 34 pending foreign patent applications, many of which relate to our Closure technology, in Europe, Japan, Australia, Canada and other countries.

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

Competitors that have developed and market EVL systems include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., Sciton, Inc. and Vascular Solutions, Inc. Most of these competitors’ EVL systems use laser energy to occlude diseased veins by clotting the blood in the vein. New Star Lasers claims that its EVL system occludes diseased veins by causing the collagen in the vein wall to shrink, rather than by clotting the blood. Some of these competitors may have greater technical and marketing resources than we do, and they may succeed in developing products that would render our instruments obsolete or noncompetitive. In addition, the optical fiber used in EVL costs less than our Closure catheters and the EVL procedure is approximately five to ten minutes shorter than our ClosurePlus procedure. We expect that our new ClosureFAST procedure will be equivalent in speed to the EVL procedure.

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

We believe that the principal competitive factors in the market for the treatment of venous reflux include:

•	improved patient outcomes;

•	approval of reimbursement by healthcare payors;

•	the publication of peer-reviewed clinical studies;

•	product quality;

•	cost effectiveness;

•	acceptance by leading physicians;

•	ease-of-use and speed of procedure for physicians;

•	sales and marketing capability;

•	timing and acceptance of product innovation; and

•	patent protection.

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

Pre-market Approval Pathway.  A pre-market approval application must be submitted if a device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data and information including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the Food and Drug Administration’s satisfaction the safety and effectiveness of the device. After the Food and Drug Administration determines that a pre-market approval application is complete, the Food and Drug Administration accepts the application and begins an in-depth review of the submitted information. The Food and Drug Administration, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years.

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

The MDR regulations require that we report to the Food and Drug Administration any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. As of December 31, 2006 we have submitted 73 MDRs. In 51 cases, a thrombus, or blood clot, was noticed after varying lengths of time after our Closure procedure was performed. In fourteen cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. In November 2006, we received a report that a patient treated with ambulatory phlebectomy of systemic varicosities and our radiofrequency ablation catheter died the following day of pulmonary embolism. These are the only reports we have received of patient death following treatment with our catheter or system. We have reported all MDR events to the Food and Drug Administration via the MDR process. Pulmonary embolism is a known risk from any surgical procedure including our radiofrequency procedure, and is described in our risk factors and product labeling. We believe that none of these incidents were caused by design faults or defects in our product.

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

Current Clearances.  We have received 510(k) clearances to market our VNUS Closure system, VNUS ClosurePlus catheter, VNUS ClosureRFS device, ClosureFAST catheter, VNUS ClosurePLEX device and VNUS RFGPlus RF generator. Our VNUS VarEx phlebectomy instruments are exempt from the pre-market notification requirements.

European Union

Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party reviewer, a Notified Body, reviews our product documentation to permit CE marking. Our Closure system was CE marked in 1998. Our ClosureFAST and RFS family of products and some accessory products are also CE marked. We cannot assure you that we will be able to obtain the CE mark approval for new products in the future. The CE mark is contingent upon our continued compliance with applicable regulations and the Quality System Requirements of the ISO 13485:2003 standard. Maintenance of the CE mark, our license to ship into the European Union and other international jurisdictions, requires us to continually demonstrate that we are in compliance with these regulations and standards.

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

Fraud and Abuse Laws

Anti-Kickback Statute

The federal healthcare Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example; gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions, such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Employees

As of December 31, 2006, we had 232 employees, consisting of 31 in research and development, clinical research and regulatory affairs, 65 in manufacturing and quality control, 105 in sales and marketing and 31 in general and administrative functions. From time to time we also employ independent contractors to support our engineering, marketing, sales and support, clinical and general and administrative organizations.

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

Currently, our primary product offering is our Closure system, which is comprised of two components: our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator, RFGPlus, in the fourth quarter of 2004, and a new generation Closure catheter, ClosureFast, in the first quarter of 2007. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Vein stripping and ligation surgery is the current standard of care for the treatment of venous reflux disease. This procedure is well established among physicians, has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. By contrast, our Closure system is a relatively newer treatment procedure for venous reflux disease and has been regarded by physicians as a slower procedure than endovenous laser. We may have difficulty gaining widespread acceptance and maintaining widespread use of our Closure system among physicians for a number of reasons, including:

•	the results of any adverse clinical studies relating to the safety or effectiveness of our Closure system;

•	the cost of our Closure system products;

•	the discovery of design or manufacturing defects in our Closure system, including in the system’s software component;

•	perceived liability risks associated with the use of new technologies or procedures for venous reflux disease;

•	the failure of our Closure system, including the new ClosureFast catheter to meet physicians’ expectations;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	if reimbursement from U.S. healthcare payors for our Closure system is reduced, inadequate or discontinued.

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

Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., Sciton, Inc. and Vascular Solutions, Inc. Most of these companies’ EVL systems for the treatment of venous reflux disease include laser fibers that are offered at lower prices than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than us or may enjoy competitive advantages, including:

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

Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than our Closure procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, since the first quarter of 2005, we have discounted the sales price of our catheters to improve our competitive position. Continued discounting in the future could cause our revenue or profit margins to decline and have an adverse effect on our results of operations.

We may experience significant fluctuations in our quarterly and annual results.

As of December 31, 2006, we had an accumulated deficit of approximately $43.1 million. While we were profitable in 2004 and 2005, we had a net loss in 2006. We intend to increase operating expenses in 2007 in areas such as research and development, sales and marketing, which we project will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:

•	physician and patient acceptance of our products and procedures;

•	design or manufacturing defects in our Closure system;

•	the effect of competition from existing and new products and procedures;

•	fluctuations in the demand for our products, including seasonal demand, the timing of orders received and the timing of new product introductions;

•	our ability to recognize revenue from the sales of our products;

•	our ability to protect our intellectual property rights and defend against third party challenges;

•	our ability to hire and train key personnel, including management, sales and technical personnel;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	delays or interruptions in manufacturing and shipping of our products, which may result from our dependence on third-party suppliers;

•	the results of future clinical trial data, including long-term randomized trial data;

•	litigation, including product liability claims, patent litigation and securities litigation;

•	failure to comply with current government regulations and announcements of changes in government regulations affecting us or our competitors;

•	failure to obtain or maintain regulatory approvals and clearances to market our products;

•	our ability to train physicians in performing our Closure procedure; and

•	fluctuations in the international markets where we sell our products.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly or annual operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly or annual comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our sales and marketing, manufacturing and product development activities. We estimate that our continued expansion efforts and higher expenses will offset the effect of increased revenues and will lead to a net loss in 2007, which may result in a decline in the market price for our common stock.

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

Our manufacturing operations are dependent upon third-party suppliers, some of whom are sole-source, making us vulnerable to supply problems and price fluctuations, which could harm our business.

Byers Peak, Inc. is, and we expect for the foreseeable future will be, a sole-source supplier of our RF generators. While the initial term of the supply agreement with Byers peak expired in February 2007, the contract continues indefinitely until terminated by either party upon 180 days’ notice. We and our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment or recalls of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our disposable catheter components or RF generators;

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements;

•	switching components may require product redesign and submission to the Food and Drug Administration which could significantly delay production; and

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner.

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

If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our ability to provide accurate financial reports could be impaired and our stock price and investor confidence in our company could be materially and adversely affected.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment and the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. To the extent that ineffective internal controls are part of our disclosure controls and procedures, there is also a risk that we would not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal control over financial reporting are ineffective.

Item 9A of Part II reports our conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2006, due to a material weakness in that the Company did not maintain effective controls over the completeness and accuracy of accrued liabilities and operating expenses. Specifically, the Company failed to maintain effective controls over the accrual of vendor invoices received subsequent to December 31, 2006 that were related to 2006 operating expenses to ensure that all liabilities were accrued in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of accrual and related operating expenses that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our efforts to remediate the aforementioned material weakness in our internal control over financial reporting include adding accounting staff, additional training of our accounting staff in our system of internal controls and implementing additional review procedures. The information contained in this Report should be read in conjunction with Item 9A and the report of our independent registered public accounting firm included in Item 8 of Part II. We are devoting significant resources in our efforts to achieve and maintain effective internal controls over financial reporting. We cannot assure that these efforts will be successful.

We also cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. If our controls remain ineffective, if we fail to implement required new or improved controls or encounter difficulties in their implementation, or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, our business, results of operations or financial condition could be materially harmed, we could encounter difficulties attracting and retaining quality management personnel, or directors to serve on our audit committee, we could be subjected to costly litigation and increased legal and financial compliance costs and our stock price could decline significantly.

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

Widespread adoption or use of our Closure system by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. To date, our Closure procedure typically has been reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts benchmarked off of amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as a guideline in setting their reimbursement policies. Actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure, or not at all. Even to the extent our Closure procedure is reimbursed by private and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.

We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In January 2007, CMS announced its revised payment methodology for Medicare reimbursement of physician fees in the office setting, to be phased in over the next four years. As a result, Medicare payment of physician fees for performing the Closure procedure in the office and hospital settings will decrease each year for the next four years. We are unable to predict whether CMS will make additional revisions to Medicare payments or whether private healthcare insurers will establish payment rates similar to Medicare.

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

To successfully grow our business, we will need to attract additional qualified personnel, including management and technical personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intense. We rely on direct sales employees to sell our Closure system in the United States and in portions of Europe. We have expanded our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, in particular our sales force, we may be unable to grow our business.

We lack published long-term randomized trial data comparing the efficacy of our Closure procedure with vein stripping and EVL. If future data proves to be inconsistent with our clinical results, our revenues may decline.

Currently, there is no randomized trial data beyond two years comparing the long-term efficacy of our Closure procedure to alternative treatments. Additional long-term patient follow-up studies may indicate that our Closure procedure is not as safe and effective as vein stripping or EVL. Currently available published data from a comparative study of our Closure procedure versus vein stripping is limited to the two-year period following treatment. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our Closure system and insurers may choose not to provide reimbursement for our Closure procedure until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Closure system effectively treats venous reflux disease.

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

We are also subject to medical device reporting, or MDR, regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2006, we have submitted 73 medical device reports. In 51 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In fourteen cases, the patient developed a pulmonary embolism. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. In November 2006, we received a report that a patient treated with ambulatory phlebectomy of systemic varicosities and our radiofrequency ablation catheter died the following day of a pulmonary embolism. These are the only reports we have received of patient death following treatment with our catheter or system. We have reported all MDR events to the Food and Drug Administration via the MDR process. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.

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

There is a learning process involved for physicians to become proficient in the use of our products. It is critical to the success of our sales efforts to adequately train a sufficient number of physicians and to provide them with adequate instruction in the use of our Closure system and ClosureRFS devices. Following completion of training, we rely on the trained physicians to advocate the benefits of our products in the broader marketplace. Convincing physicians to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If physicians are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our Closure system or ClosureRFS devices.

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

During the years ended December 31, 2006 and December 31, 2005, 4% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. As of March 21, 2007, we had 15,175,997 shares of common stock outstanding. All of these shares are freely tradable without restriction or further registration under the federal securities laws, pursuant to Rule 144, 144(k) and 701, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933.

Additionally, existing stockholders holding an aggregate of approximately 6,700,000 shares of common stock, have the right, subject to some conditions, to require us to file a registration statement with the SEC or include their shares in registration statements that we may file for ourselves or other stockholders. If we register their shares of common stock, they can freely sell those shares in the public market.

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

We believe that the net proceeds from our initial public offering, completed in October 2004, together with our current cash, cash equivalents and short-term investments, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the number and timing of acquisitions and other strategic transactions;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearance of our products and products in development;

•	the effects of competing technological and market developments; and

•	the cost of litigation and other legal actions.

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

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

On November 15, 2005, we entered into a lease agreement for a new facility located in San Jose, California. As of June 30, 2006, the Company completed the move of our corporate headquarters and manufacturing operations to this new facility, which consists of 93,650 square feet. The term of the lease is March 1, 2006 through February 28, 2014. We believe that the new facilities are adequate for our current needs and the foreseeable future. The Company also leases sales offices located in Southhampton, England and Weinstadt, Germany. The Southhampton, England lease expires in 2009. The Weinstadt, Germany lease is cancellable at any quarter end with a minimum of three months notice.

Item 3:  Legal Proceedings

On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of our U.S. Patent Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al. Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. On October 30, 2006 a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims, a copy of which is available on our website. The Court has scheduled the trial in this matter to begin in October 2007.

Item 4:  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The NASDAQ Stock Market under the symbol “VNUS” since our initial public offering on October 20, 2004. The following table sets forth the intra-day high and low per share bid prices of our common stock from January 1, 2005 through December 31, 2006, as reported by The NASDAQ Stock Market.

	High	Low

Year Ended December 31, 2005
First Quarter	14.90	10.08
Second Quarter	13.54	9.20
Third Quarter	13.35	9.42
Fourth Quarter	11.45	8.00
Year Ended December 31, 2006
First Quarter	9.09	7.33
Second Quarter	8.38	6.98
Third Quarter	8.20	5.97
Fourth Quarter	8.96	6.46

As of March 21, 2007, there were approximately 141 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser of ours, acquired any of our equity securities during the year ended December 31, 2006 .

Changes in Securities and Use of Proceeds

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. In connection with our initial public offering, we received net proceeds of approximately $54.0 million. As of December 31, 2006, we have used all of the proceeds from our initial public offering.

Stock Price Performance Graph

Comparison of 26 Month Cumulative Total Return*
Among VNUS Medical Technologies, Inc.,
the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

	Cumulative Total Return
	10/20/04	12/04	12/05	12/06
VNUS Medical Technologies, Inc.	100.00	89.89	55.72	59.04
NASDAQ Composite	100.00	115.10	118.48	134.72
NASDAQ Medical Equipment	100.00	107.70	116.65	124.49

*	$100 invested on 10/20/04 in stock or on 9/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6:  Selected Consolidated Financial Data

The following table sets forth our selected financial data. This information should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Part II, Item 7 of this report below. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005, are derived from our audited financial statements included elsewhere in this report. The statements of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements that are not included in this report. The historical results are not necessarily indicative of our operating results or financial position to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$51,681	$49,170	$38,166	$21,838	$10,041
Cost of revenues(1)	17,284	12,311	9,542	6,311	3,646

Gross profit	34,397	36,859	28,624	15,527	6,395

Operating expenses:
Sales and marketing(1)	22,343	20,173	16,235	11,997	7,728
Research and development(1)	7,422	3,815	4,540	3,513	2,099
General and administrative(1)	15,402	9,025	5,200	2,772	2,806

Total operating expenses	45,167	33,013	25,975	18,282	12,633

(Loss) income from operations	(10,770)	3,846	2,649	(2,755)	(6,238)
Interest income and other expense, net	3,471	1,779	439	171	283

(Loss) income before income taxes	(7,299)	5,625	3,088	(2,584)	(5,955)
Income tax provision	33	275	222	—	—

Net (loss) income before cumulative effect of change in accounting principle	(7,332)	5,350	2,866	(2,584)	(5,955)
Cumulative effect of change in accounting principle	73	—	—	—	—

Net (loss) income after cumulative effect of change in accounting principle	$(7,259)	$5,350	$2,866	$(2,584)	$(5,955)

Basic net (loss) income per share(2)	$(0.48)	$0.37	$0.73	$(1.97)	$(4.73)

Diluted net (loss) income per share	$(0.48)	$0.35	$0.23	$(1.97)	$(4.73)

Shares used in computing basic net (loss) income per share(2)	15,047	14,652	3,946	1,309	1,260

Shares used in computing diluted net (loss) income per share(2)	15,047	15,466	12,368	1,309	1,260

(1)	Includes charges for amortization of deferred stock-based compensation in the following amounts:

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cost of revenues	$182	$65	$90	$56	$51
Sales and marketing	886	264	525	257	342
Research and development	276	68	84	89	160
General and administrative	1,089	279	352	146	278

(2)	See Note 2 of the notes to our financial statements for a description of the method used to compute basic and diluted net income (loss) per share and shares used in computing basic and diluted net income (loss) per share.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,917	$46,797	$68,566	$11,711	$12,601
Short-term investments	28,996	25,718	—	—	—
Working capital	70,859	77,362	70,681	12,713	14,530
Total assets	85,519	85,339	77,972	17,789	17,885
Total accumulated deficit	(43,082)	(35,823)	(41,173)	(44,039)	(41,455)
Total stockholders’ equity	74,748	79,522	72,308	14,241	16,214

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2006, and our financial condition at December 31, 2006. You should read the following discussion of our financial condition and results of our operations in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” Part 1, Item 1A, as well as those discussed elsewhere. Our actual results could differ materially from those discussed here. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.

Business Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous graft procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 200,000 patients have been treated using our Closure system since 1999. In the first quarter of 2006, we fully launched our ClosureRFS family of products, which can be used for perforator vein ablation. In February 2007, we began the market introduction our new ClosureFAST catheter. We believe that this is a significant advancement of the Closure procedure and in the field of minimally invasive treatment of venous reflux.

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

For the year ended December 31, 2006, we generated net revenues of $51.7 million and net loss of $7.3 million. As of December 31, 2006, we have incurred cumulative losses of approximately $43.1 million. From inception to September 30, 2003 we were not profitable. We were profitable beginning in the last quarter of 2003 through 2005. We made significant investments in our operations during 2006 and plan to continue investing in research and development and sales and marketing operations through 2007. We incurred a net loss for 2006 and project the same for 2007.

We market our Closure system through a direct sales organization in the United States and France and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors throughout the world.

Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 100 health insurers, representing over 220 million covered lives in the United States.

Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 81%, 8% and 11% of our net revenues, respectively, in 2006. We began promoting the features and benefits of our new ClosureFAST catheter during the third quarter of 2006. However, a software upgrade, which has not yet been released, is required for the VNUS RF generator to function with all VNUS disposable catheters and devices for the treatment of venous reflux, including the new ClosureFAST catheter, which resulted in sales of these RF generators being deferred. Presently, the software upgrade is an undelivered element and has no established fair value, requiring the deferral of revenue from the entire sale until the software upgrade is delivered to the customer. As of March 29, 2007, we have commenced delivery of the software upgrade and the deferred revenue from these sales is expected to be recognized as the software upgrade is installed. The total amount of revenue deferred in 2006 related to the software upgrade is $2.0 million. We expect that the percentage of net revenues derived from the sales of disposable catheters and RF generators to shift during 2007 due to the recognition of deferred sales of RF generators from the second half of 2006.

We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory packs.

We have a diverse customer base of hospitals, physicians and physician groups, with no customer accounting for 10% or more of our net revenues or accounts receivable in the years ended December 31, 2006, 2005 and 2004.

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

Internal Control Matters

We concluded in Item 9A of this Form 10-K that our disclosure controls and procedures, and internal control over financial reporting were not effective as of December 31, 2006, the end of our fiscal year covered by this annual report. Item 9A provides a summary of the material weakness as of that date that we identified in management’s assessment of internal control and other related information.

See also in Item 1A — Risk Factors “If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our ability to provide accurate financial reports could be impaired and our stock price and investor confidence in our company could be materially and adversely affected.”

Change to Previously Reported Results

On February 8, 2007, we issued a press release reporting our unaudited results for the three and twelve months ended December 31, 2006, a copy of which was furnished with a report on Form 8-K on February 8, 2007. The material weakness referenced above resulted in an adjustment to our unaudited fiscal 2006 annual consolidated financial statements of approximately $500,000. The effect of this adjustment on the unaudited consolidated statement of operations increased expenses and net loss by approximately $440,000, or $0.02 per share and $0.03 per share, from $0.11 per share to $0.13 per share and $0.45 per share to $0.48 per share, for the three and twelve months ended December 31, 2006, respectively.

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

We maintain a diverse customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required. Additionally, if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our financial results.

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates differ from the statutory rates due to the impact of net operating loss carryforwards, research and experimentation tax credits, state taxes and the tax impact of non-U.S. operations. Because we have had a history of net losses from inception through the year ended December 31, 2003 and for the year ended December 31, 2006 and because we are projecting a net loss in 2007, recovery of our deferred tax assets is in doubt and we have established a valuation allowance against the entire balance of our deferred tax assets. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce our valuation allowance at a future date.

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS No. 123(R)-3, “Transition Election related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the twelve months ended December 31, 2006.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro-forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation-Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the statements of operations because the exercise price of the stock option granted equaled the fair market value of the underlying stock on the date of grant, other than compensation expense calculated under the minimum value method provisions of SFAS No. 123 for certain options granted prior to our initial public offering in October 2004. Pro-forma net income (loss) and pro-forma net income (loss) per share disclosed in the footnotes to the consolidated financial statements were estimated using the Black-Scholes option-pricing model.

In accordance with SFAS No. 123(R) and SAB 107, we used the Black-Scholes option-pricing model to estimate the grant date fair value of our stock-base awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the combination of historical volatility from our common stock and certain industry peers for the expected term in effect on the date of grant. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that the options granted are expected to be outstanding.

We award a limited number of stock options and restricted stock units (RSUs) to non-employees. In 2006, we started to grant stock-based awards with performance conditions. In anticipation of the adoption of SFAS 123(R), we started to award restricted stock units in lieu of certain incentive stock option awards in 2005. We account for non-cash stock-based expense from options and RSUs issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and RSUs, we recognize the non-cash stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We plan to adopt EITF 06-03 in the first quarter of 2007. The adoption of EITF 06-03 is not anticipated to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We plan to adopt FIN 48 in the first quarter of 2007 and are currently evaluating the impact on our consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its current fiscal year. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by VNUS in the first quarter of our fiscal year 2008. We are currently assessing the impact of the adoption of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues, for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	33.4	25.0	25.0

Gross profit	66.6	75.0	75.0
Operating expenses:
Sales and marketing	43.2	41.0	42.6
Research and development	14.4	7.8	11.9
General and administrative	29.8	18.3	13.6

Total operating expenses	87.4	67.1	68.1

Income (loss) from operations	(20.8)	7.9	6.9
Interest income and other, net	6.7	3.6	1.2

Income (loss) before provision for income taxes	(14.1)	11.5	8.1
Provision for income taxes	0.0	0.6	0.6

Net (loss) income before cumulative effect of change in accounting principle	(14.1)	10.9	7.5
Cumulative effect of change in accounting principle	0.1	—	—

Net (loss) income	(14.0)%	10.9%	7.5%

The following table sets forth the percentage of net revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Catheters and devices	81%	76%	77%
RF Generators	8%	18%	18%
Accessories	11%	6%	5%

	100%	100%	100%

The following table sets forth the percentage of net revenues from domestic and international sales for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004

United States	96%	96%	96%
Europe	3%	3%	3%
Other International	1%	1%	1%

	100%	100%	100%

Net Revenues.  Net revenues increased 5%, or $2.5 million, to $51.7 million in 2006 from $49.2 million in 2005. Net revenues increased 29%, or $11.0 million in 2005 from $38.2 million in 2004. The increase in 2006 was primarily due to increased sales of the ClosurePlustm catheter, the ClosureRFStm family of devices, the U-Cliptm device and accessory products in the U.S. to existing customers and to customers added during the year, partially offset by lower RF generator revenues due to fewer sales in 2006 over 2005 combined with the deferral of $2.0 million revenue on sales of all new RF generators in the second half of 2006 due to a software upgrade. As of March 29, 2007, we have commenced delivery of a software upgrade and the deferred revenue from these sales is expected to be recognized as the software upgrade is installed. The increased revenues in 2006 were also partially offset by a 4% decline in the average U.S. selling price of disposable catheters. The increase in 2005 over 2004 was primarily due to an increase in the number of disposable catheters and RF generators sold as a result of our increased direct selling and marketing efforts in the United States, as well as the limited launch of the ClosureRFStm family of products and additional single use accessories. These increases were partially offset by a 7% decline in the average U.S. selling price of disposable catheters and an 11% decline in the average selling price of U.S. RF generators. We expect net revenues to increase in 2007 with the introduction of our new ClosureFast catheter at the end of the first quarter. We also expect price discounting to continue due to competitive pressures. Our product sales mix shifted in 2006 due to lower RF generator sales and the deferral of RF generator sales in the second half of the year. International sales accounted for 4% of net revenues in 2006, the same as in 2005 and 2004. We expect that the percent of net revenues from international sales will increase to approximately 5% of net revenues in 2007 with the opening of our direct sales office in the United Kingdom in January 2007.

Gross Profit.  Cost of revenues increased 41%, or $5.0 million, to $17.3 million in 2006, from $12.3 million in 2005. Cost of revenues increased 29%, or $2.8 million in 2005, from $9.5 million in 2004. The increases in 2006 and 2005 were primarily due to the increased number of disposable catheters sold, partially offset by lower sales of RF generators in 2006 and lower direct material and labor costs per unit in the production of disposable catheters. The impact on gross margin from the deferred RF generators revenue was $1.7 million in 2006. Gross profit in 2006 was $34.4 million, or 67% of net revenues, compared to $36.9 million, or 75% of net revenues in 2005 and $28.6 million, or 75% of net revenues in 2004. The decrease in gross profit margin percentage in 2006 was primarily due to lower sales of higher margin RF generators. In addition, manufacturing overhead increased in 2006 due to costs of our new facility of $187,000 and increased compensation cost of $117,000 due to the adoption of SFAS No. 123(R). The gross profit margin percentage in 2005 was unchanged from 2004, primarily due to the allocation of manufacturing overhead over a greater number of units produced, as well as reduced direct costs of production per unit of our disposable catheters, partially offset by a 7% decrease in average selling prices of our disposable catheters. We expect prices of our disposable catheters to continue to decline in 2007. Increased catheter production volume is expected to absorb some portion of increased overhead expense. As a result, we expect that our gross margin percentage in 2007 will be comparable to our gross margin percentage in 2006.

Sales and Marketing Expenses.  Sales and marketing expenses increased 10%, or $2.1 million, to $22.3 million in 2006, from $20.2 million in 2005. Sales and marketing expenses increased 24%, or $4.0 million in 2005, from $16.2 million in 2004. The increase in 2006 was primarily the result of a $2.1 million increase in payroll and related expenses including a 4% increase in headcount and a $622,000 increase in stock based compensation from the adoption of SFAS No. 123(R). In addition, facility costs for our new corporate headquarters allocated to sales and marketing increased $419,000, trade show expenses increased $260,000 and travel expenses increased $154,000. These increases were partially offset by decreased training and literature costs of $338,000. The increase in 2005 was primarily the result of increased payroll and related expenses of $2.8 million incurred related to a 33% increase in sales and marketing personnel as well as a $583,000 increase in product promotion and advertising expenses. We expect sales and marketing expenses to increase in 2007 as we market our new ClosureFAST catheter through a direct to consumer advertising campaign and increase sales and marketing activity related to new products.

Research and Development Expenses.  Research and development expenses increased 95%, or $3.6 million to $7.4 million in 2006 from $3.8 million in 2005. Research and development expenses decreased 16%, or $725,000 in 2005 from $4.5 million in 2004. The increase in 2006 was primarily due to a tripling of project-related expenses by $2.0 million for consulting, materials and clinical trial costs related to new products, including our new ClosureFAST catheter. Further, payroll and related expenses increased in 2006 by $1.4 million primarily due to a 41% increase in headcount to support product development efforts combined with a $208,000 increase in stock based compensation expense from the implementation of SFAS No. 123(R). In addition, facility costs for our new corporate headquarters allocated to research and development increased $398,000 which was partially offset by a $189,000 decrease in research and development expenses that were charged to product cost to support improvements in the manufacturability of existing products. The decrease in 2005 was primarily due to a 26% decrease in project-related expenses of $404,000 as well as $256,000 in research and development expenses that were charged to product cost to support improvements in the manufacturability of existing products. We expect research and development expenses to increase in 2007 as we continue to invest in the development of new products and the need to conduct new clinical studies.

General and Administrative Expenses.  General and administrative expenses increased 71%, or $6.4 million, to $15.4 million in 2006, from $9.0 million in 2005. General and administrative expenses increased 74%, or $3.8 million in 2005 from $5.2 million in 2004. The increase in 2006 included a $2.8 million increase in legal fees related to our patent litigation. Payroll and related expenses increased by $2.7 million due in part to a 48% increase in headcount in combination with an $810,000 increase in stock based compensation from the implementation of SFAS No. 123(R). Further, 2006 included $847,000 of restructuring charges from the relocation of our corporate headquarters and a $331,000 increase in facility costs for our new corporate headquarters allocated to general and administrative, which were offset by a decrease in consulting and professional services fees of $1.0 million due in part to bringing support staff for Section 404 of the Sarbanes-Oxley Act of 2002 in house. The increase in 2005 was primarily due to consulting and accounting fees related to compliance with regulations applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, in the amount of $1.8 million, increased personnel expenses of $1.2 million, increased insurance expenses of $356,000, as well as $89,000 in bank fees and $111,000 in bad debt expense. Also, $127,000 was incurred in legal fees to pursue patent infringement litigation. We expect general and administrative expenses to remain relatively flat in 2007 compared with 2006.

Interest Income and Other, Net.  Interest income and other, net, increased 94%, or $1.7 million, to $3.5 million in 2006, from $1.8 million in 2005. Interest income and other, net, increased 305%, or $1.3 million in 2005 from $439,000 in 2004. The increase in 2006 was primarily due to higher interest rates earned on our interest-bearing accounts. The increase in 2005 was primarily due to increased average cash and short-term investment balances in 2005 and to a lesser extent, higher interest rates earned on our interest bearing accounts. We expect interest income and other to decrease slightly in 2007 primarily due to utilization of cash and short-term investments to support operations.

Provision for Income Taxes.  We have significant net operating loss (“NOL”) and tax credit carryforwards. The $33,000 and $275,000 provisions for income taxes in 2006 and 2005, respectively, primarily represent the estimated federal and state income taxes payable, reduced for the use of NOL and tax credit carryforwards. We expect to use NOL and other tax carryforward amounts to the extent taxable income is earned in 2006 and beyond. At December 31, 2006, we had federal NOL carryforwards of approximately $33.3 million and state NOL carryforwards of approximately $12.9 million. The federal NOL carryforwards expire in various periods from 2018 through 2026 and the state NOL carry forwards expire in various periods from 2012 through 2026. We have federal and state research tax credit carryforwards of approximately $1.4 million and $1.5 million, respectively. The federal research credits expire in various periods through 2026 and the state research credits can be carried forward indefinitely. We also have federal and state AMT credit carryforwards of approximately $181,000 and $25,000, respectively. The AMT credits carry forward indefinitely. The amounts of and the benefits from NOL and credit carryforwards may be impaired in some circumstances. Events that may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership.

We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Additionally, we are projecting a net loss in 2007. Therefore, we believe there is sufficient uncertainty regarding our ability to generate future taxable income and use these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at December 31, 2006. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

Liquidity and Capital Resources

	December 31,
	2006	2005	2004

Cash and cash equivalents	$38,917	$46,797	$68,566
Short-term investments	28,996	25,718	—
Working capital	70,859	77,362	70,681
Net cash provided by (used in) operating activities	(165)	3,750	3,229
Net cash used in investing activities	(7,912)	(26,669)	(525)
Net cash provided by financing activities	197	1,150	54,151

We incurred net losses from inception through December 31, 2006 of $43.1 million. We are projecting a net loss in 2007. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.

Net cash used in operating activities was $165,000 in 2006. Cash used in operating activities in 2006 was attributable primarily to net loss after adjustments for non-cash charges for depreciation and amortization, stock based compensation, and free rent provisions of our new corporate headquarters lease combined with reduced working capital due to increased deferred revenue partially offset by an increase in accounts receivable. The increase in deferred revenue was driven by the deferral of RF generators in the second half of 2006 combined with a 5% increase in revenue. The increase in accounts receivable was driven by increased revenue combined with slower billings and collections due to staff turnover. We added additional staff to credit and collections in January 2007 and expect collections to improve in 2007. Under the terms of our new lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million. The leasehold improvements made with the allowance have been recorded as deferred rent, which has been reflected as cash provided by operating activities due to an increase in other liabilities in 2006. An offsetting amount has been recorded as leasehold improvements. Net cash provided from operating activities was $3.8 million in 2005. Cash provided from operating activities in 2005 was attributable primarily to net income after adjustments for non-cash depreciation and amortization charges, partially offset by increases in accounts receivable, inventories, prepaid expenses, accounts payable and other long-term assets. The increases in accounts receivable, inventories and accounts payable were driven by a 29% increase in revenue, to $49.2 million in 2005 from $38.2 million in 2004. The increase in prepaid and other expenses in 2005 primarily reflects an increase in interest receivable on short-term investments. We did not have any short-term investments in 2004. The increase in other long-term assets in 2005 reflects the deposit made on our new facility. Net cash provided from operating activities was $3.2 million in 2004. Cash provided from operating activities in 2004 was attributable primarily to net income after adjustments for non-cash depreciation and amortization charges, partially offset by increases in accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities. The increases in accounts receivable, inventories, accounts payable and accrued liabilities were driven by a 75% increase in revenue, to $38.2 million in 2004 from $21.8 million in 2003.

Net cash used in investing activities was $7.9 million, $26.7 million and $525,000 for the years ended 2006, 2005 and 2004, respectively. For 2006, cash used in investing activities reflects $4.7 million purchases of property, equipment and tenant improvements primarily for our new corporate headquarters. In addition, $3.2 million of short-term investments were purchased to optimize return on interest-bearing accounts. For 2005, cash used in investing activities primarily reflects purchases of short-term investments, and to a much lesser degree, purchases of property and equipment primarily for research and development, information technology, manufacturing operations and facility improvements. For 2004, cash used in investing activities primarily reflects purchases of property and equipment primarily for research and development, information technology, manufacturing operations and facility improvements. Under the terms of our new lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of approximately $1.0 million. The leasehold improvements made with the allowance were recorded as leasehold improvements upon being placed into service, which has been reflected as a use of cash in investing activities in 2006. An offsetting amount was recorded as deferred rent.

Net cash provided by financing activities was $197,000 in 2006, $1.2 million in 2005, and $54.2 million in 2004. The 2006 and 2005 amounts reflect proceeds received upon the exercise of stock options. The 2004 amount primarily reflects proceeds received upon our initial public offering in October 2004 and the exercise of stock options.

We expect that marketing and research and development expenses will increase in absolute dollars in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company and the number and timing of acquisitions and other strategic transactions.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006.

Contractual Obligations and Capital Expenditure Requirements

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations and		Less Than	1-3	3-5	More Than
Capital Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$7,982	$857	$2,053	$2,364	$2,708
Inventory purchase commitments	2,370	2,370	—	—	—
Other purchase commitments	1,816	1,816	—	—	—

Total	$12,168	$5,043	$2,053	$2,364	$2,708

On March 14, 2007, we entered into a Lease Termination Agreement (“Termination Agreement”), effective as of March 9, 2007 with the landlord of our former office space at 2200 Zanker Road in San Jose, California (the “Lease”). The Lease was scheduled to expire on June 30, 2007. We will pay approximately $256,000 in March 2007, but will not be required to pay any further rent and other charges owed under the Lease after the effective date of the Termination Agreement. The table above includes $385,000 in operating lease obligations as of December 31, 2006 due in less than one year related to the Lease. We will also receive $635,000, the full amount of our security deposit previously paid under the Lease plus interest, less amounts due for March rent through the termination date and any other amounts to which Landlord is entitled to apply the security deposit pursuant to the terms of the Lease in March 2007. (See Note 16 — Subsequent Event.)

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 2% of total sales have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.

Our exposure to interest rate risk at December 31, 2006 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. The funds maintain an average investment maturity of 90 days or less. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.

Item 8:  Consolidated Financial Statements and Supplementary Data

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VNUS Medical Technologies, Inc.

We have completed integrated audits of VNUS Medical Technologies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VNUS Medical Technologies, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that VNUS Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain effective controls over the completeness and accuracy of accrued liabilities and operating expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006.

The Company did not maintain effective controls over the completeness and accuracy of accrued liabilities and operating expenses. Specifically, the Company failed to maintain effective controls over the cutoff of vendor invoices to ensure that all liabilities were recorded in the appropriate accounting period. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued liabilities and related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that VNUS Medical Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, VNUS Medical Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 29, 2007

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$38,917	$46,797
Short-term investments	28,996	25,718
Accounts receivable, net of allowance for doubtful accounts of $284 and $308, respectively	8,183	6,448
Inventories	2,798	2,964
Prepaid expenses and other current assets	1,192	1,216

Total current assets	80,086	83,143
Property and equipment, net	4,651	1,363
Other assets	782	833

Total assets	$85,519	$85,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,340	$1,233
Accrued compensation and benefits	2,708	2,693
Other accrued liabilities	2,665	1,633
Deferred revenue	2,514	222

Total current liabilities	9,227	5,781
Other long-term liabilities	1,544	36

Total liabilities	10,771	5,817

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock: $0.001 par value; 10,000,000 authorized; none issued and outstanding at December 31, 2006 and December 31, 2005, respectively	—	—
Common stock: $0.001 par value; 56,666,666 authorized, 15,130,598 and 14,899,989 issued and outstanding at December 31, 2006 and 2005, respectively	15	15
Additional paid-in capital	117,964	117,924
Deferred stock-based compensation	(144)	(2,544)
Accumulated other comprehensive loss	(5)	(50)
Accumulated deficit	(43,082)	(35,823)

Total stockholders’ equity	74,748	79,522

Total liabilities and stockholders’ equity	$85,519	$85,339

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands,
	except share and per share data)

Net revenues	$51,681	$49,170	$38,166
Cost of revenues	17,284	12,311	9,542

Gross profit	34,397	36,859	28,624

Operating expenses
Sales and marketing	22,343	20,173	16,235
Research and development	7,422	3,815	4,540
General and administrative	15,402	9,025	5,200

Total operating expenses	45,167	33,013	25,975

Income (loss) from operations	(10,770)	3,846	2,649
Interest income	3,148	1,852	351
Other income (expense), net	323	(73)	88

(Loss) income before provision for taxes	(7,299)	5,625	3,088
Provision for income taxes	33	275	222

Net (loss) income before cumulative effect of change in accounting principle	(7,332)	5,350	2,866
Cumulative effect of accounting change	73	—	—

Net (loss) income after cumulative effect of change in accounting principle	$(7,259)	$5,350	$2,866

Net (loss) income per share (see Note 2)
Basic
(Loss) income per share before cumulative change in accounting principle	$(0.49)	$0.37	$0.73
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Basic net (loss) income per share	$(0.48)	$0.37	$0.73

Diluted
(Loss) income per share before cumulative change in accounting principle	$(0.49)	$0.35	$0.23
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Diluted net (loss) income per share	$(0.48)	$0.35	$0.23

Weighted average number of shares used in per share calculations (see Note 2)
Basic	15,047	14,652	3,946
Diluted	15,047	15,466	12,368

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Convertible				Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity
	(In thousands, except share and per share data)

Balances at December 31, 2003	25,186,747	$25	1,329,369	$1	$58,686	$(432)	—	$(44,039)	$14,241
Exercise of warrants for Series C preferred stock	33,006	—	—	—	—	—	—	—	—
Net exercise of warrants for common stock	—	—	2,602	—	—	—	—	—	—
Exercise of stock options	—	—	82,871	—	149	—	—	—	149
Deferred stock compensation for stock option grants	—	—	—	—	1,701	(1,701)	—	—	—
Fair value of options issued for services	—	—	—	—	181	—	—	—	181
Cancellation of options	—	—	—	—	(32)	32	—	—	—
Conversion of preferred stock to common stock	(25,219,753)	(25)	8,957,389	9	16	—	—	—	—
Issuance of common stock in initial public offering			4,000,000	4	53,998	—	—	—	54,002
Repurchase of restricted stock common stock	—	—	(792)	—	(1)	—	—	—	(1)
Amortization of deferred stock-based compensation	—	—	—	—	—	870	—	—	870
Net income	—	—	—	—	—	—	—	2,866	2,866

Balances at December 31, 2004	—	—	14,371,439	14	114,698	(1,231)	—	(41,173)	72,308
Unrealized loss on short-term investments	—	—	—	—	—	—	(50)	—	(50)
Exercise of stock options	—	—	528,550	1	1,149	—	—	—	1,150
Deferred stock compensation for stock option grants	—	—	—	—	10	(10)	—	—	—
Deferred stock compensation for restricted stock units (RSUs)	—	—	—	—	2,264	(2,264)	—	—	—
Fair value of options issued for services	—	—	—	—	62	—	—	—	62
Cancellation of options	—	—	—	—	(284)	284	—	—	—
Cancellation of RSU’s	—	—	—	—	(63)	63	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	614	—	—	614
Tax benefit on exercise of employee stock options	—	—	—	—	88	—	—	—	88
Net income	—	—	—	—	—	—	—	5,350	5,350

Balances at December 31, 2005	—	—	14,899,989	15	117,924	(2,544)	(50)	(35,823)	79,522
Unrealized gain on short-term investments	—	—	—	—	—	—	45	—	45
Exercise of stock options	—	—	164,883	—	197	—	—	—	197
Exercise of stock warrants	—	—	21,928	—	—	—	—	—	—
Common stock issued for restricted stock units	—	—	43,798	—	(127)	—	—	—	(127)
Reversal of deferred stock compensation	—	—	—	—	(2,005)	2,005	—	—	—
Fair value of options issued for services	—	—	—	—	10	—	—	—	10
Cancellation of options	—	—	—	—	(43)	43	—	—	—
Stock compensation for stock options	—	—	—	—	1,400	244	—	—	1,644
Stock compensation for RSUs	—	—	—	—	608	181	—	—	789
Cumulative effect of change in accounting principle	—	—	—	—	—	(73)	—	—	(73)
Net loss	—	—	—	—	—	—	—	(7,259)	(7,259)

Balances at December 31, 2006	—	$—	15,130,598	$15	$117,964	$(144)	$(5)	$(43,082)	$74,748

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(7,259)	$5,350	$2,866
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,103	634	420
Provision for excess and obsolete inventory	298	174	68
Impairment of long-lived assets	181	—	—
Stock based compensation and amortization of deferred stock-based compensation	2,443	676	1,051
Cumulative effect of change in accounting principle	(73)	—	—
Tax benefit on the exercise of employee stock options	—	88	—
Allowance for doubtful accounts	44	216	105
Changes in operating assets and liabilities:
Accounts receivable	(1,779)	(1,317)	(2,123)
Inventories	(132)	(1,445)	(841)
Prepaid expenses and other assets	24	(588)	(435)
Other long-term assets	51	(191)	2
Accounts payable	107	(9)	358
Accrued compensation and benefits	15	(389)	870
Other accrued liabilities	905	549	739
Deferred revenue	2,292	77	145
Other long-term liabilities	1,615	(75)	4

Net cash provided by (used in) operating activities	(165)	3,750	3,229

Cash flows from investing activities:
Purchase of short-term investments	(56,261)	(34,468)	—
Sale/maturities of short-term investments	53,028	8,700	—
Purchase of property and equipment	(4,679)	(901)	(525)

Net cash used in investing activities	(7,912)	(26,669)	(525)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	55,800
Stock issuance costs	—	—	(1,798)
Proceeds from the exercise of stock options for common stock	197	1,150	149

Net cash provided by financing activities	197	1,150	54,151

Net (decrease) increase in cash and cash equivalents	(7,880)	(21,769)	56,855
Cash and cash equivalents at the beginning of the year	46,797	68,566	11,711

Cash and cash equivalents at the end of the period	$38,917	$46,797	$68,566

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Deferred stock-based compensation	$2,433	$1,927	$1,669

RSU share releases surrendered for taxes	$127	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

VNUS® Medical Technologies, Inc. (the “Company”) was incorporated in Delaware on January 4, 1995. The Company is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFStm line of products for the minimally invasive treatment of perforator and tributary vein reflux.

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

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Net Income (Loss) Per Share.  The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares subject to repurchase by the Company. Basic net income (loss) per share excludes the dilutive effect of potential stock including stock options, restricted stock units and warrants. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net (loss) income available to common stockholders, basic and diluted	$(7,259)	$5,350	$2,866

Denominator:
Weighted average common shares outstanding	15,047	14,652	3,947
Weighted average unvested common shares subject to repurchase	—	—	(1)

Weighted average common shares outstanding used in computing basic net (loss) income per share	15,047	14,652	3,946
Effect of dilutive securities:
Stock options, restricted stock units, warrants, weighted average convertible preferred stock, weighted average unvested common shares subject to repurchase agreements, deferred stock-based compensation	—	814	8,422

Total shares, diluted	15,047	15,466	12,368

Net (loss) income per common share:
Basic	$(0.48)	$0.37	$0.73
Diluted	$(0.48)	$0.35	$0.23

The following outstanding employee stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2006	2005	2004

Stock options	1,634	214	38
Restricted stock units	398	—	—

Total	2,032	214	38

Cash and Cash Equivalents.  The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, 2005 and 2004, the Company held its cash and cash equivalents in a checking account, a money market account and investment accounts with several high-credit-quality financial institutions.

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

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.  Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

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

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses.  Advertising costs are expensed as incurred. Advertising expenses incurred in the years ended December 31, 2006, 2005 and 2004 were $262,000, $321,000 and $229,000 respectively.

Cumulative Effect of a Change in Accounting Principle.  Upon the adoption of SFAS 123R on January 1, 2006, the Company elected to adopt the modified prospective transition method of SFAS No. 123(R), “Share-Based Payment”, except for those options that were measured using the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation”, for which the Company applied the prospective transition method. The impact of the adoption has resulted in an adjustment for the cumulative effect of a change in accounting principle.

Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The cumulative effect, through December 31, 2005, was a decrease in stock-based compensation expense and a corresponding increase to equity of $73,000 to reflect the application of the estimated forfeiture rates to deferred stock-based compensation related to the intrinsic value of restricted stock units granted in 2005.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that have historically been excluded from net income and loss and reflected instead in equity. Unrealized gains and losses on short-term investments are recorded in other comprehensive income (loss) as a component of equity.

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

Recent Accounting Pronouncements.  In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. The Company plans to adopt

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 06-03 in the first quarter of 2007. The adoption of EITF 06-03 is not anticipated to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company plans to adopt FIN 48 in the first quarter of 2007 and is currently evaluating the impact on its financial statements.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its current fiscal year. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Note 3 — Corporate Headquarters Relocation

On November 15, 2005, VNUS entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a 93,650 square feet facility located in San Jose, California. In June 2006, the Company had completed the move of its corporate headquarters and manufacturing operations to this facility.

Costs of $847,000 associated with exiting the remaining portion of the old facility, including an impairment charge of $179,000 for the value of leasehold improvements and furniture and fixtures which were abandoned at the old facility, were recorded in general and administrative expenses during the year ended December 31, 2006. (See Note 16 — Subsequent Event.)

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes to the Company’s restructuring accrual for the twelve months ended December 31, 2006 are as follows (in thousands):

	Exit Charge		Balance at
	Recorded in		December 31,
	2006	Payments	2006

Accrued lease payments, net of rent deferral	$650	$(298)	$352
Accrued realtor commission	18	(18)	—
Write-off of impaired leasehold improvements and other fixed assets	179	(179)	—

Total facility exit charge	$847	$(495)	$352

The fair value of the liability for the old facility was determined based on the remaining lease payments due under the contract, less the portion that would still be used by the Company for storage for the remainder of the lease period. The Company did not offset these lease payments by estimated sublease rental income. Although management has retained the services of a commercial real estate broker to market the facility to prospective subtenants, management concluded that subleasing the old facility was improbable, based upon the short remaining term of the lease (6 months) and the configuration of the remaining leased space.

Note 4 — Concentration of Credit Risk

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

The Company relies on Byers Peak, Inc. to manufacture its RF generators. The initial term of the supply agreement with Byers peak expired in February 2007, however, the contract continues indefinitely until terminated by either party upon 180 days’ notice. The Company expects that Byers Peak, Inc. will be a sole-source supplier of the RF generators for the foreseeable future. The Company also relies on sole-source suppliers to manufacture some of the components used in its disposable catheters. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the Food and Drug Administration’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede its ability to meet demand.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

	December 31,	December 31,
	2006	2005

(in thousands)
Raw materials and sub-assemblies	$1,212	$893
Finished goods	1,344	1,570
Radio-frequency generators	242	501

	$2,798	$2,964

Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.

Note 6 — Property and Equipment, Net

	December 31,	December 31,
	2006	2005

(in thousands)
Furniture and fixtures	$367	$158
Computers and office equipment	1,274	637
Leasehold improvements	2,884	1,107
Laboratory equipment	1,181	962
Purchased software	906	674
Construction in progress	296	95

	6,908	3,633
Less: Accumulated depreciation and amortization	(2,257)	(2,270)

	$4,651	$1,363

Note 7 — Operating Segment and Geographic Information

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

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Year Ended December 31,
	2006	2005	2004

United States	96%	96%	96%
Europe	3%	3%	3%
Other International	1%	1%	1%

	100%	100%	100%

	Year Ended December 31,
	2006	2005	2004

Catheters and devices	81%	76%	77%
RF Generators	8%	18%	18%
Accessories	11%	6%	5%

	100%	100%	100%

All long-lived assets are located in the United States.

Note 8 — Short-Term Investments

At December 31, 2006 (in thousands):

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Commercial paper	$18,500	$9	$—	$18,509
Corporate debt securities	8,494	—	(4)	8,490
Asset backed securities	1,997	—	—	1,997

	$28,991	$9	$(4)	$28,996

At December 31, 2005 (in thousands):

	December 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit and money market funds	$688	$—	$(3)	$685
Commercial paper	987	1	—	988
Corporate debt securities	19,629	—	(38)	19,591
Asset backed securities	4,464		(10)	4,454

	$25,768	$1	$(51)	$25,718

Proceeds from the sales of available-for-sale securities and gross realized gains and gross realized losses on available-for-sale securities were immaterial during the twelve months ended December 31, 2006.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the investments in the table above that were in an unrealized loss position at December 31, 2006 were in a continuous unrealized loss position for less than 12 months and these unrealized losses were considered to be temporary due primarily to their nature, quality and short-term holding.

The estimated fair values of short-term investments classified by date of contractual maturity at December 31, 2006 are as follows (in thousands):

December 31,
2006

One year or less	$28,996
One to five years	—

$28,996

Note 9 — Balance Sheet Components

(in thousands):

	December 31,
	2006	2005

Prepaid expenses and other current assets
Prepaid expenses	$1,049	$902
Interest receivable	143	314

	$1,192	$1,216

Other accrued liabilities
Accrued expenses	$1,590	$1,127
Accrued taxes	473	424
Accrued warranty	204	34
Accrued restructuring	352	—
Other accrued liabilities	46	48

	$2,665	$1,633

Other long-term liabilities
Deferred rent	$1,544	$36

Note 10 — Other Income, Net

	Years Ended December 31,
	2006	2005	2004

Foreign exchange gain (loss)	$209	$(152)	$46
Other	114	79	42

	$323	$(73)	$88

Note 11 — Income Taxes

At December 31, 2006, the Company had net operating loss, or NOL, carryforwards of approximately $33.3 million and $12.9 million for federal and state jurisdictions, respectively, available to reduce future taxable income. The federal NOL carryforwards expire in various periods beginning 2018 through 2026 and the state NOL carry forwards expire in various periods from 2012 through 2026. The Company had federal and state research tax

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carryforwards of approximately $1.4 million and $1.5 million, respectively. The federal research credits expire in various periods through 2026 and the state research credits can be carried forward indefinitely. The company also had federal and state AMT credit carryforwards of $181,000 and $25,000, respectively. The AMT credits carry forward indefinitely.

The difference between the U.S. federal statutory income tax rate (benefit) and the Company’s effective tax rate were as follows:

	Years Ended December 31,
	2006	2005	2004

U.S. federal statutory tax rate	(35.00)%	35.00%	35.00%
State income taxes, net of federal benefit	(5.09)%	5.58%	6.40%
Meals/entertainment and other permanent adjustments	0.88%	1.57%	—
Change in valuation allowance	33.30%	(47.35)%	(54.31)%
Amortization of book stock-based compensation	6.37%	4.77%	11.14%
AMT tax credit not benefited	—	2.69%	—
Other	—	2.64%	8.93%

	0.46%	4.90%	7.16%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Net operating loss carryovers	$12,313	$11,166
Tax credits	2,569	1,857
Accruals, allowances and reserves	415	515
Capitalization & cost recovery	996	711
Stock based compensation	279	132
Other	(4)	4

Net deferred tax assets	16,568	14,385
Valuation allowance	(16,568)	(14,385)

Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefit has been recognized for the NOL and other deferred tax assets. Approximately $279,000 of these deferred tax assets pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

Note 12 — Commitments and Contingencies

Product Warranty Commitment.  The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition,

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The increase in the warranty accrual during the year ended December 31, 2006 was for the estimated costs of a field update of the RF generator’s embedded software for use with existing catheters and devices. The Company’s warranty liability is included in other accrued liabilities and changes during the reporting periods are as follows (in thousands):

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Reserve	End of
	Period	Liability	Utilized	Period

Year ended December 31, 2006	$34	$283	$(113)	$204
Year ended December 31, 2005	43	35	(44)	34

Legal Proceedings.  On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. Patents. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al. Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. On October 30, 2006 a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. The Court has scheduled the trial in this matter to begin in October 2007.

The Company is also involved in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Leases.  The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,398,000, $869,000, and $815,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. As of June 30, 2006, the Company completed the move of its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 1, 2006 through February 28, 2014, which includes a rent holiday period during which the Company is not required to make lease payments. The terms of both the existing and new facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, future minimum lease payments, including the payments on the new facility, are as follows (in thousands):

Year Ending December 31,	Operating Leases

2007	$857
2008	938
2009	1,115
2010	1,166
2011	1,198
2012 and thereafter	2,708

$7,982

Under the terms of the new lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of $1.0 million, which will be recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments on the Company’s new facility will be reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvements at the inception of the lease term. Leasehold improvements are depreciated over the lease term, or the estimated lives of the improvements, whichever is shorter. (See Note 16 — Subsequent Event)

Indemnifications.  In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Purchase Commitments.  At December 31, 2006, the Company had approximately $4.2 million in purchase commitments for the next twelve months with suppliers, of which $2.4 million was inventory related.

Note 13 — Stock Based Compensation

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

The Company awards a limited number of stock options and warrants to non-employees. Non-cash stock-based expense from options and warrants issued to non-employees is accounted for in accordance with the provisions of Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, the non-cash stock-based expense is recognized over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest. In 2006, 2005 and 2004, the Company recorded non-employee stock compensation expense of $10,000, $62,000 and $181,000, respectively.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

The pro-forma information for the years ended December 31, 2005 and 2004 was as follows (in thousands except per share data):

	Year Ended
	2005	2004

Net income, as reported	$5,350	$2,866
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(1,938)	(925)

Pro forma net income	$3,412	$1,941

Weighted average number of shares used in per share calculation
Basic	14,652	3,946
Diluted	15,218	12,368
Pro forma net income per share
Basic	$0.23	$0.49
Diluted	$0.22	$0.16

Proforma disclosures for the year ended December 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R) during this period. Additionally, the stock-based employee compensation determined under SFAS 123 fair value method for the year ended December 31, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were expensed using the minimum value method.

The weighted average per share fair value of options granted in the years ended December 31, 2005 and 2004 were $6.39 and $2.47, respectively.

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

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the year ended December 31, 2006.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company recorded a cumulative adjustment for stock-based compensation costs to expense the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123, to adjust for application of a forfeiture rate to restricted stock unit awards granted during 2005. The previously reported amounts were not restated.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Consolidated Statements of Operations since the adoption of SFAS 123R (in thousands):

Year Ended
December 31,
2006

Costs of revenues	$182
Sales and marketing	886
Research and development	276
General and administrative	1,089

Total stock-based compensation	$2,433

As of December 31, 2006, $2.6 million of total unrecognized stock-based compensation expense net of forfeitures related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2007 to 2010.

Valuation Assumptions

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

The weighted average estimated fair value of options granted during the twelve month periods ended December 31, 2006, December 31, 2005 and December 31, 2004, were calculated under the Black-Scholes model, using the following weighted-average assumptions:

	Year Ended
	2006	2005	2004

Risk free interest rates	4.55 – 5.00%	3.71 – 4.45%	2.64 – 3.62%
Expected Life (in years)	5.25 – 6.25	3.70	4.00
Dividend Yield	—	—	—
Volatility	63.8 – 96.2%	51.59%	65.00%

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

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected term of employee options granted was determined in the first three quarters of 2006 based on SAB No. 107’s simplified method for estimating expected term and represents the period of time that options granted are expected to be outstanding. For the fourth quarter of 2006, the Company determined the expected term of employee options granted based upon a blended average of the Company’s historical experience and historical experience of a number of peer companies. Prior to the adoption of SFAS No. 123(R), the Company was estimating the expected term based on its historical exercise and post-vesting cancellation experience. The risk-free interest rate for periods within the contractual life of the option is based on the monthly average risk-free zero-coupon interest rate that corresponds to the expected term.

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The Company has used forfeiture rates in its calculation of stock-based compensation expense for the twelve months ending December 31, 2006 of 1%, 8.3% and 27.6%, depending on the stratification of the optionees, based on historical experience over the term. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the twelve month period ending December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of each restricted stock unit award is estimated on the date of grant based on the closing price of the Company’s stock. Stock based compensation expense related to RSUs is recognized over the requisite service period, adjusted for forfeiture rates of 1%, 8.3% and 27.6%, depending on the stratification of the optionees.

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

Accordingly, on December 31, 2006, 605,223 shares were authorized for issuance, equal to 4% of the shares outstanding on that date. In September 2005, the Board of Directors adopted a form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, intended to serve as a standard form agreement for

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock unit grants (“RSUs”) issued to employees, executive officers, directors and consultants under the Company’s VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (the “Amended Equity Incentive Plan”). The Board approved the Amended Equity Incentive Plan in November 2005, which authorized the granting of restricted stock units under the plan including the form of grant adopted in September 2005 and permits employees to surrender a portion of their RSU shares to pay for taxes.

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

In 2001, the Board of Directors approved a severance plan for management and key employees whereby a change in control in the Company would accelerate vesting of options under certain conditions. On November 7, 2005, the Board of Directors adopted the Amended and Restated VNUS Severance Plan for Management and Key Employees (the “Amended Severance Plan”). In particular, the Amended Severance Plan expands the definition of “good reason” for determining whether a participant’s termination of employment was a “qualifying termination,” thereby entitling the participant to certain payments and the acceleration of the vesting of certain equity awards, including stock options, restricted stock and restricted stock units. “Good reason” now includes, with respect to participants that are employees of the Company at the vice president level and above, removal of duties customarily assigned to an employee with such participant’s title, or a substantial adverse alteration in the nature or status of such participant’s duties; provided, however, that a significant reduction in job responsibility and/or authority shall not be deemed to have occurred simply by virtue of a change of control, the fact that the Company becomes a subsidiaries of another entity or the Company’s status changing from publicly-traded to privately-held, as a result of the change of control.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

		Options Outstanding		Restricted Stock Units Outstanding
	Shares		Weighted		Weighted
	Available		Average	Number of	Average
	for Future	Number of	Exercise	Restricted Stock	Exercise
	Grant	Options	Price	Units	Price

Balances at December 31, 2003	32,663	1,389,361	$1.92	—	$—
Authorized	1,231,333	—	—	—	—
Granted	(477,944)	477,944	5.41	—	—
Options Exercised	—	(82,871)	1.79	—	—
Terminated/cancelled	101,632	(104,712)	2.87	—	—

Balances at December 31, 2004	887,684	1,679,722	$2.86	—	$—
Authorized	595,999	—	—	—	—
Expired	(273)	—	—	—	—
Granted	(1,021,218)	771,939	11.38	249,279	—
Options Exercised	—	(528,550)	2.18	—	—
Terminated/cancelled	210,486	(203,466)	5.36	(7,020)	—

Balances at December 31, 2005	672,678	1,719,645	$6.60	242,259	$—
Authorized	605,223	—	—	—	—
Expired	(3,118)	—	—	—	—
Granted	(539,843)	228,666	7.52	311,177	—
Options Exercised	—	(164,883)	1.19	—	—
Restricted Stock Unit Releases	—	—	—	(43,798)	—
RSU releases surrendered for taxes	18,098	—	—	(18,098)	—
Terminated/cancelled	242,758	(149,336)	10.19	(93,422)	—

Balances at December 31, 2006	995,796	1,634,092	$6.94	398,118	$—

The intrinsic value of in-the-money options and restricted stock units was approximately $4.9 million and $3.5 million respectively, as of December 31, 2006. The intrinsic value of exercisable in-the-money options and restricted stock units was approximately $4.1 million and $3.5 million, respectively, as of December 31, 2006. The aggregate intrinsic value of the options and restricted stock units outstanding at December 31, 2006 represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.88 as of December 31, 2006, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of December 31, 2006.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and currently exercisable by exercise price at December 31, 2006 are as follows:

	Options Outstanding
		Weighted	Options Exercisable
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
Exercise Prices	Options	Life (in Years)	Options	Price

$ 0.43 – 0.71	100,852	1.95	99,284	$0.66
1.50 – 1.50	323,570	5.69	307,810	1.50
3.00 – 3.00	207,241	7.18	140,571	3.00
6.00 – 9.61	327,383	8.00	125,509	7.29
9.65 – 10.74	153,750	8.24	93,931	10.44
10.76 – 10.86	180,000	8.21	78,750	10.82
10.89 – 12.40	134,545	8.59	47,232	11.30
12.44 – 13.10	151,359	9.29	70,191	13.46
13.12 – 15.00	53,100	8.33	38,071	14.43
16.70 – 16.70	2,292	7.91	2,292	16.70

	1,634,092	7.21	1,003,641	$5.67

The table above does not include outstanding restricted stock units of 398,118 for which the weighted average exercise price is $0.00.

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2006 and 2005 were $5.06 and $6.39 per share, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was approximately $1.1 million. The total cash received as a result of stock option exercises during the twelve months ended December 31, 2006 was approximately $197,000. In connection with these exercises, there were no tax benefits realized by the Company for the twelve months ended December 31, 2006.

Restricted Stock Units

As of December 31, 2005, prior to the adoption of SFAS No. 123(R), the Company had a deferred stock-based compensation balance of $2.1 million related to grants of restricted stock units prior to the adoption of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the deferred stock-based compensation balance was eliminated against the additional paid-in capital account. The Company also recorded a cumulative forfeiture adjustment in the twelve months ended December 31, 2006 related to the restricted stock units granted in the fourth quarter of 2005 of $73,000.

During the year ended December 31, 2006, the Company granted 311,177 restricted stock units to certain officers and employees, respectively. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the twelve months ended December 31, 2006 was approximately $2.5 million.

The fair value of restricted stock units that were vested as of December 31, 2006 was $52,507.

Total stock-based compensation cost for restricted stock units for the twelve months ended December 31, 2006 was $608,000, net of forfeiture adjustments or $0.04 per share.

As of December 31, 2006, the Company had unrecorded stock compensation expense of approximately $2.6 million related to restricted stock units, which will be recognized over an estimated weighted average amortization period of 1.8 years.

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There have been no contributions by the Company (approved or payable) through December 31, 2006.

Note 15 — Selected Quarterly Financial Data (unaudited)

The following tables present the Company’s operating results expressed in dollars and as a percent of revenues for each of the eight quarters ending December 31, 2006. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.

	Dec. ’06	Sept. ’06	June ’06	Mar. ’06	Dec. ’05	Sept. ’05	June ’05	Mar. ’05
	(In thousands)
	(Unaudited)

Net revenues	$13,322	$11,919	$13,089	$13,351	$13,535	$12,129	$12,314	$11,192
Cost of revenues(1)	4,760	4,345	4,262	3,917	3,521	2,915	3,145	2,730

Gross profit	8,562	7,574	8,827	9,434	10,014	9,214	9,169	8,462
Total operating expenses(1)	11,525	11,011	11,898	10,733	9,879	7,898	8,067	7,169

Income (loss) from operations	(2,963)	(3,437)	(3,071)	(1,299)	135	1,316	1,102	1,293
Interest income and other, net	973	926	857	715	575	458	385	361

Income (loss) before provision for income taxes	(1,990)	(2,511)	(2,214)	(584)	710	1,774	1,487	1,654
Provision for (benefit from) income taxes	20	13	—	—	(66)	121	104	116

Net (loss) income before cumulative effect of change in accounting principle	(2,010)	(2,524)	(2,214)	(584)	776	1,653	1,383	1,538
Cumulative effect of accounting change	—	—	—	(73)	—	—	—	—

Net (loss) income after cumulative effect of change in accounting principle	$(2,010)	$(2,524)	$(2,214)	$(511)	$776	$1,653	$1,383	$1,538

Earnings (loss) per share:
Basic:	$(0.13)	$(0.17)	$(0.15)	$(0.03)	$0.05	$0.11	$0.09	$0.11
Diluted:	$(0.13)	$(0.17)	$(0.15)	$(0.03)	$0.05	$0.11	$0.09	$0.10
Shares used in computing basic net income (loss) per share:	15,112	15,064	15,039	14,966	14,849	14,786	14,561	14,403
Shares used in computing diluted net income (loss) per share:	15,112	15,064	15,039	14,966	15,445	15,611	15,601	15,655

(1) Includes charges for stock-based compensation in the following amounts:

Cost of revenues	$45	$56	$41	$40	$14	$16	$17	$18
Operating expenses	457	602	553	639	190	130	111	180

VNUS MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. ’06	Sept. ’06	June ’06	Mar. ’06	Dec. ’05	Sept. ’05	June ’05	Mar. ’05

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.7	36.5	32.6	29.3	26.0	24.0	25.5	24.4

Gross profit	64.3	63.5	67.4	70.7	74.0	76.0	74.5	75.6
Total operating expenses	86.5	92.4	90.8	80.4	73.0	65.1	65.5	64.0

Income from operations	(22.2)	(28.9)	(23.4)	(9.7)	1.0	10.9	9.0	11.6
Interest income and other, net	7.3	7.8	6.5	5.4	4.2	3.8	3.1	3.1

Income before provision for income taxes	(14.9)	(21.1)	(16.9)	(4.3)	5.2	14.7	12.1	14.7
Provision for (benefit from) income taxes	0.2	0.1	0.0	0.0	(0.5)	1.0	0.9	1.0

Net (loss) income before cumulative effect of change in accounting principle	(15.1)	(21.2)	(16.9)	(4.3)	5.7	13.7	11.2	13.7
Cumulative effect of accounting change	0.0	0.0	0.0	(0.5)	0.0	0.0	0.0	0.0

Net income	(15.1)%	(21.2)%	(16.9)%	(3.8)%	5.7%	13.7%	11.2%	13.7%

Note 16 — Subsequent Event

On March 14, 2007, the Company entered into a Lease Termination Agreement (“Termination Agreement”), effective as of March 9, 2007 with LBA Realty Fund-17901 Von Karman, LLC (the “Landlord”). Under the Termination Agreement, the Company terminated and the Landlord accepted the termination of the Lease dated January 24, 2001, as amended August 1, 2003 and February 13, 2004, relating to the lease of its former office space at 2200 Zanker Road in San Jose, California (the “Lease”). The Lease was scheduled to expire on June 30, 2007. The Company will make a termination payment of approximately $256,000 in March 2007, and will not be required to pay any further rent and other charges owed under the Lease after the effective date of the Termination Agreement. The Company will receive approximately $635,000, the full amount of its security deposit previously paid under the Lease plus interest, less any amounts to which Landlord is entitled to apply the security deposit pursuant to the terms of the Lease in March 2007.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 due to the material weakness in our internal control over financial reporting as discussed in “Management’s Report on Internal Control over Financial Reporting” below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and timely reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in our internal control over financial reporting as of December 31, 2006. The Company did not maintain effective controls over the completeness and accuracy of accrued liabilities and operating expenses. Specifically, the Company failed to maintain effective controls over the cutoff of vendor invoices to ensure that all liabilities were recorded in the appropriate accounting period. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued liabilities and related operating expenses that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Because of the material weakness above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.

MANAGEMENT’S PLANS FOR REMEDIATION

In response to the material weakness in our internal control over financial reporting discussed above, we plan to continue to review and make necessary changes to improve the operating effectiveness of our controls designed to ensure the completeness and accuracy of accrued liabilities and related operating expenses, including the timely accrual of operating expenses for which vendor invoices are not received until subsequent to our period-end financial reporting dates. The Company’s planned remediation measures include the implementation of a process of enhanced review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments. In March 2007, the Company began implementing additional training for the financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company’s business. We plan to further enhance the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that are in place, and also those that are being implemented, particularly with respect to ensuring the completeness and accuracy of accrued liabilities and related operating expenses.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management identified a material weakness in our internal control over financial reporting as discussed in “Management’s Report on Internal Control over Financial Reporting” above. In addition, during the fourth quarter of 2006, the Company hired a Corporate Controller.

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

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a)  1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of this report:

Page
Number

Report of Independent Registered Public Accounting Firm	50
Audit of Management’s Assessment of Internal Controls Over Financial Reporting
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	52
Consolidated Statements of Operations for Each of the Years in the Three Year Period Ended December 31, 2006	53
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three Year Period Ended December 31, 2006	54
Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 2006	55
Notes to Consolidated Financial Statements	56

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	81

3. Exhibit Index

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).
10	.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 21, 2007).
10	.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10	.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).

Exhibit
Number		Description

10	.6#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).
10	.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.8		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.9		Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10	.10*	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan.
21	*	List of Subsidiaries of VNUS Medical Technologies, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.

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

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ BRIAN E. FARLEY Brian E. Farley	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 30, 2007

By	/s/ TIMOTHY A. MARCOTTE Timothy A. Marcotte	Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 30, 2007

By	/s/ W. JAMES FITZSIMMONS W. James Fitzsimmons	Director	Date: March 30, 2007

By	/s/ KATHLEEN D. LAPORTE Kathleen D. Laporte	Director	Date: March 30, 2007

By	/s/ EDWARD W. UNKART Edward W. Unkart	Director	Date: March 30, 2007

By	/s/ LORI M. ROBSON, PH.D. Lori M. Robson, Ph.D.	Director	Date: March 30, 2007

By	/s/ MICHAEL J. COYLE Michael J. Coyle	Director	Date: March 30, 2007

By	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Director	Date: March 30, 2007

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Write-offs	Period
	(In thousands)

Allowance for Doubtful Accounts Year Ended:
December 31, 2004	$192	$105	$(102)	$195
December 31, 2005	195	216	(103)	308
December 31, 2006	308	44	(68)	284
Allowance for Excess and Obsolete Inventory Year Ended:
December 31, 2004	$196	$68	$(233)	$31
December 31, 2005	31	174	(50)	155
December 31, 2006	155	298	(63)	390
Allowance for Deferred Tax Assets Year Ended:
December 31, 2004	$16,431	—	$(1,108)	$15,323
December 31, 2005	15,323	—	(938)	14,385
December 31, 2006	14,385	2,183	—	16,568

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).
10	.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 21, 2007).
10	.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10	.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.6#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).
10	.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.8		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.9		Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10	.10*	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan.
21	*	List of Subsidiaries of VNUS Medical Technologies, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.

+	Confidential treatment requested for certain portions of this document.