Form 10-Q
period 2007-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2007-05-15
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of May 1, 2007, 15,196,061 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended March 31, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$35,241	$38,917
Short-term investments	28,534	28,996
Accounts receivable, net	10,702	8,246
Inventories	4,147	2,798
Prepaid expenses and other current assets	1,705	1,443

Total current assets	80,329	80,400
Property and equipment, net	4,656	4,651
Other assets	195	782

Total assets	$85,180	$85,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,974	$1,340
Accrued compensation and benefits	3,200	2,708
Other accrued liabilities	1,638	2,979
Deferred revenue	1,409	2,514

Total current liabilities	10,221	9,541
Other long term liabilities	1,741	1,544

Total liabilities	11,962	11,085

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	118,284	117,964
Deferred stock-based compensation	(104)	(144)
Accumulated other comprehensive loss	(14)	(5)
Accumulated deficit	(44,963)	(43,082)

Total stockholders’ equity	73,218	74,748

Total liabilities and stockholders’ equity	$85,180	$85,833

(1)	December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$15,649	$13,351
Cost of revenues	5,094	3,917

Gross profit	10,555	9,434

Operating Expenses
Sales and marketing	6,505	5,978
Research and development	2,406	1,563
General and administrative	4,461	3,192

Total operating expenses	13,372	10,733

Loss from operations	(2,817)	(1,299)
Interest and other income	873	715

Loss before provision for taxes	(1,944)	(584)
Provision for income taxes	10	—

Loss before cumulative effect of change in accounting principle	(1,954)	(584)
Cumulative effect of change in accounting principle	—	73

Net loss after cumulative effect of change in accounting principle	$(1,954)	$(511)

Basic and diluted net loss per share
Loss per share before cumulative effect of change in accounting principle	$(0.13)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	0.01

Basic and diluted net loss per share	$(0.13)	$(0.03)

Basic and diluted weighted average number of shares	15,157	14,966

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,954)	$(511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	275
Provision for excess and obsolete inventory	117	58
Stock-based compensation and amortization of deferred stock-based compensation	489	679
Cumulative effect of change in accounting principle	—	(73)
Allowance for doubtful accounts	271	32
Changes in operating assets and liabilities:
Accounts receivable	(2,727)	111
Inventories	(1,466)	136
Prepaid expenses and other current assets	(262)	22
Other long-term assets	587	(51)
Accounts payable	2,634	(87)
Accrued compensation and benefits	667	(517)
Other accrued liabilities	(1,426)	227
Deferred revenue	(1,105)	31
Other long-term liabilities	229	957

Net cash provided by (used in) operating activities	(3,671)	1,289

Cash flows from investing activities:
Purchase of short-term investments	(14,288)	(5,187)
Sale of short-term investments	14,741	7,369
Purchase of property and equipment	(312)	(3,078)

Net cash provided by (used in) investing activities	141	(896)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	29	70
Employees’ taxes withheld and paid for restricted stock	(175)	—

Net cash provided by (used in) financing activities	(146)	70

Net increase (decrease) in cash and cash equivalents	(3,676)	463
Cash and cash equivalents at the beginning of the year	38,917	46,797

Cash and cash equivalents at the end of the period	$35,241	$47,260

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
     VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux. In the first quarter of 2007, the Company introduced the ClosureFAST™ catheter in the United States.
     The Company was incorporated in Delaware on January 4, 1995. The Company has funded its operations through the issuance of convertible preferred stock and common stock, and through cash provided from operations. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including its dependence on a limited product line; limited manufacturing, marketing and sales experience; reliance on key individuals; potential competition from larger, more established companies and uncertainty of future profitability. The Company completed its initial public offering of common stock in October 2004.
NOTE 2 – BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the Company’s results of operations, financial position, and cash flow, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2007.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net income or total stockholders’ equity.
Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“ which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

NOTE 3 – CORPORATE HEADQUARTERS RELOCATION
     In May 2007, the Company received the full amount of its security deposit previously paid under the Lease plus interest, less amounts due for March rent through the termination date and other amounts to which Landlord was entitled to apply the security deposit pursuant to the terms of the Lease, for a total of $385,000.
     On November 15, 2005, VNUS entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a 93,650 square feet facility located in San Jose, California. In June 2006, the Company completed the move of its corporate headquarters and manufacturing operations to this facility.
     On March 14, 2007, the Company entered into a Lease Termination Agreement (“Termination Agreement”), effective as of March 9, 2007 with the landlord of its former office space at 2200 Zanker Road in San Jose, California (the “Lease”). The Lease was scheduled to expire on June 30, 2007.

NOTE 4 – INVENTORIES

	March 31,	December 31,
	2007	2006

Components of Inventories (in thousands)
Raw materials and sub-assemblies	$1,756	$1,212
Finished goods	1,992	1,344
Radio-frequency generators	399	242

Total	$4,147	$2,798

     Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2007	2006

Components of Property and Equipment, net (in thousands)
Furniture and fixtures	$370	$367
Computers and office equipment	1,278	1,274
Leasehold improvements	2,914	2,884
Laboratory equipment	1,499	1,181
Purchased software	971	906
Construction in progress	188	296

	7,220	6,908
Less: Accumulated depreciation and amortization	(2,564)	(2,257)

	$4,656	$4,651

NOTE 6 – COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at March 31, 2007 was $143,000 and was included in other accrued liabilities.

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
     Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended March 31, 2007 and 2006 was $339,000 and $271,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. The Company moved its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 6, 2006 through March 5, 2014, which includes a rent holiday period during which the Company is not required to make lease payments. The terms of the lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
     At March 31, 2007, future minimum lease payments are as follows (in thousands):

Operating Leases
2007	$673
2008	985
2009	1,142
2010	1,177
2011	1,203
2012 and thereafter	2,407

$7,587

     Under the terms of the lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of $1.0 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments on the Company’s new facility will be reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount will be recorded as leasehold improvements at the inception of the lease term. Leasehold improvements are depreciated over the lease term, or the estimated lives of the improvements, whichever is shorter.

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
     Purchase Commitments. At March 31, 2007, the Company had approximately $4.7 million in purchase commitments for the next twelve months with suppliers, of which $4.1 million was inventory related.
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
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Three Months Ended.
	March 31,
	2007	2006
United States	96%	95%
Europe	4%	5%
Other International	0%	0%

	100%	100%

Catheters and devices	68%	78%
RF Generators	21%	15%
Accessories	11%	7%

	100%	100%

     All long-lived assets are located in the United States.

NOTE 8 – INCOME TAXES
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 was recorded to opening accumulated deficit on the adoption date as follows:

Accumulated deficit:
Balance at January 1, 2007	($43,082)
Adjustment to beginning balance	73
Net loss	(1,954)

Ending balance at March 31, 2007	($44,963)

     As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was approximately $1.1 million. Also, the Company had approximately $30,000 of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three-month period ended March 31, 2007.
     Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of March 31, 2007, the Company had approximately $9,000 accrued for payment of interest and penalties related to unrecognized tax benefits (and approximately $8,000 as of the adoption date of FIN 48). For the three months ended March 31, 2007, the Company recognized approximately $1,000 of interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     The Company’s only major tax jurisdictions are the United States and Germany. The tax years 1995 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2006 remain open and subject to examination by the appropriate governmental agencies in Germany.
NOTE 9 – NET (LOSS) INCOME PER SHARE
     The Company computes basic net (loss) income per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares subject to repurchase by the Company. Basic net income (loss) per share excludes the dilutive effect of potential stock including stock options, restricted stock units and warrants. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period.
     The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Loss before cumulative effect of change in accounting principle	($1,954)	($584)
Cumulative effect of change in accounting principle, net of tax	—	73

Net loss after cumulative effect of change in accounting principle	($1,954)	($511)

Denominator:
Weighted average common shares outstanding	15,157	14,966
Effect of dilutive securities:

Stock options, restricted stock units, weighted average unvested common shares subject to repurchase agreements	—	—

Total shares, diluted	15,157	14,966

Net loss income per share, basic and diluted:
Loss per share before cumulative effect of a change in accounting principle	($0.13)	($0.04)
Cumulative effect of a change in accounting principle, net of tax	—	0.01

Basic and diluted net loss per share	($0.13)	($0.03)

Anti-dilutive securities
     The following outstanding employee stock options were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Year Ended March 31,
	2007	2006
Stock options	574	575
Restricted stock units	503	411

Total	1,077	986

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three month periods ended March 31, 2007 and March 31, 2006. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
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
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure(R) system, consists of a proprietary radio-frequency (RF) generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2006, we estimated that in excess of 200,000 patients had been treated using our Closure(R) system since 1999, with approximately 65,000 of these patients treated in 2006.
     For the three months ended March 31, 2007, we generated net revenues of $15.6 million and a net loss of $2.0 million. As of March 31, 2007, we have incurred cumulative losses of approximately $45.0 million.
     We market our products through a direct sales organization in the United States and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors worldwide.
     Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. As of March 31, 2007, our Closure procedure was accepted by the policies of over 100 health insurers, representing over 220 million covered lives in the United States.
     Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 68%, 21% and 11% of our net revenues, respectively, for the three month period ending March 31, 2007. We expect that any shift in the percentage of net revenues derived from the sales of RF generators during the remainder of 2007 will be modest and we expect the percentage of net revenues for disposable catheters to increase. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure® system and we believe that competitive pressures have increased over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing, ease-of-use, speed of treatment and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.
     We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first three months of 2007.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future, considering available information, including assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 for a discussion of additional critical accounting policies and estimates. Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 for the year ended December 31, 2006.

•	Revenue recognition

•	Valuation of inventory

•	Warranty costs

•	Allowance for doubtful accounts

•	Income taxes

•	Share based compensation expense

As of the date of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our “Summary of Critical Accounting Policies and Estimates” included in our Annual Report for the year ended December 31, 2006.

Financial Operations Overview
     Net Revenues. Our net revenues are derived primarily from the sale of disposable endovenous catheters and devices and RF generators. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. In addition, we derive a modest portion of our revenues from the sale of the U-Clip device and accessory products.
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
Results of Operations
     The following table sets forth our results of operations, expressed as percentages of revenues, for the three month periods ended March 31, 2007 and 2006, respectively.

	Three Months Ended
	March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	32.6	29.3

Gross profit	67.4	70.7

Operating Expenses
Sales and marketing	41.6	44.8
Research and development	15.4	11.7
General and administrative	28.4	23.9

Total operating expenses	85.4	80.4

Loss from operations	(18.0)	(9.7)
Interest and other income	5.6	5.4

Loss before provision for taxes	(12.4)	(4.3)
Provision for income taxes	0.1	—

Loss before cumulative effect of change in accounting principle	(12.5)	(4.3)
Cumulative effect of change in accounting principle	—	0.5

Net loss after cumulative effect of change in accounting principle	12.5%	(3.8)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Revenues. Net revenues for the three month period ended March 31, 2007 increased by approximately $2.3 million, or 17%, as compared to the same period in 2006. This increase resulted primarily from increased RF generator sales worldwide due to the recognition of $1.7 million of radiofrequency (RF) generator sales previously deferred in 2006 until we delivered the required software upgrade in March 2007, partially offset by a decrease in volume of new RF generator and catheter sales. Disposable endovenous catheters and devices represented 68%, RF generators represented 21% and accessories and other revenue represented 11% of net revenues during the three month period ended March 31, 2007 compared to 78% for disposable catheters, 15% for RF generators and 7% for accessories and other revenue in the same period in 2006. We expect net revenues to increase approximately 22% to 26% for the full year 2007 when compared to 2006 including the recognition of $2.0 million of revenue previously deferred in 2006.
     Gross profit. Gross profit increased 12%, or $1.1 million, to $10.6 million in the three month period ended March 31, 2007 from $9.4 million in the same period in 2006. Gross profit margin for the three month period ended March 31, 2007 was approximately 67% compared with approximately 71% for the three month period ended March 31, 2006. The decrease in profit margin was due in part to the decreased selling price of RF generators and catheters combined with increased overhead on all product lines due to increased operations headcount. We expect gross margins throughout the remainder of 2007 to range from 65% to 66%.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 9%, to $6.5 million in the three month period ended March 31, 2007 from $6.0 million in the three month period ended March 31, 2006. The increase in expenses reflects increased commission expense of $72,000, increased travel expenses of $115,000, and increased marketing activities. As a percentage of net revenue, sales and marketing expense decreased to 42% in the three month period ended March 31, 2007 compared to 45% in the three month period ended March 31, 2006. We expect sales and marketing related expenses in dollars to increase in 2007 as we continue to expand our sales and marketing organizations.
     Research and Development Expenses. Research and development expenses increased 54%, to $2.4 million in the three month period ended March 31, 2007 from $1.6 million in the three month period ended March 31, 2006. The increase was primarily due to increased personnel related expenses of $685,000 related to increased headcount, increased investment in feasibility study expenses of $139,000, and an increased investment in project materials expenses of $73,000, primarily related to the development of our ClosureFast™ catheter. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 15% in the three month period ended March 31, 2007 compared to 12% in the three month period ended March 31, 2006. We expect research and development expenses to continue to increase over the remainder of 2007 as we continue to develop new products and conduct new clinical trials.
     General and Administrative Expenses. General and administrative expenses increased approximately 40%, to $4.5 million in the three month period ended March 31, 2007 from $3.2 million for the three month period ended March 31, 2006. The increase was primarily comprised of an increase of $634,000 in personnel-related expenses due to increased headcount and temporary employees, an increase of $435,000 in accounting fees and an increase of $126,000 of facility costs. As a percentage of net revenue, general and administrative expense increased to 28% in the three month period ended March 31, 2007 compared to 24% in the three month period ended March 31, 2006. We expect general and administrative expenses to decrease over the remainder of 2007.
     Interest Income and Other, Net. Interest income and other, net increased approximately 22% to $873,000 in the three month period ended March 31, 2007 from $715,000 for the three month period ended March 31, 2006, due to higher interest rates earned on our interest-bearing accounts.
     Provision for Income Taxes. Provision for income tax was $10,000 in the three month periods ended March 31, 2007 for foreign tax. We did not incur any income tax expenses in the three month periods ended March 31, 2006, primarily as a result of losses incurred before income taxes for the period. Our effective tax rate for the three-month periods ended March 31, 2007 and 2006 were 0.1% and 0%, respectively.
     Cumulative effect of change in accounting principle. Upon the adoption of SFAS 123R on January 1, 2006, we recognized a change of approximately $73,000 for the three month period ended March 31, 2006.
Liquidity and Capital Resources
     As of March 31, 2007, we had approximately $35.2 million in cash and cash equivalents and $28.5 million in short term investments, for a total of $63.7 million in cash, cash equivalents and short term investments, and $70.1 million in working capital. As of December 31, 2006, we had approximately $38.9 million in cash and cash equivalents and $29.0 million in short term investments, for a total of $67.9 million in cash, cash equivalents and short term investments, and $70.9 million in working capital. We incurred net losses from inception through March 31, 2007 of $45.0 million. We are projecting a net loss in 2007. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months. Since inception, we have financed our operations primarily through sales of convertible preferred stock and common stock, and cash generated from operations.
     Net cash provided by (used in) operating activities was $(3.7) million for the three month period ended March 31, 2007, compared with net cash provided by operating activities of $1.3 million for the three month period ended March 31, 2006. Net cash used in operating activities during the three month period ended March 31, 2007 was attributable primarily to an increase in accounts receivable and inventories, and a decrease in deferred revenue and accrued liabilities, partially offset by an increase in accounts payable and non-cash charges. The increase in accounts receivable was driven by increased revenue combined with slower billings and collections due to staff turnover. We added additional staff to credit and collections in the first quarter of 2007 and expect collections to improve in 2007. The decrease in deferred revenue was driven by the recognition of RF generators in March 2007, which had been deferred in the second half of 2006. For the three month period ended March 31, 2006, charges to net loss not affecting cash included $679,000 related to stock based compensation, along with depreciation and amortization. Net cash provided by operating activities during the three-month period ended March 31, 2006 included an increase in long-term liabilities related primarily to the tenant improvement allowance of $1.0 million provided under the terms of our new lease agreement, a decrease in inventory and prepaid expenses. These sources were partially offset by a decrease in accrued liabilities as a result of the payment of annual bonuses. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
     Net cash provided by (used in) investing activities totaled $141,000 for the three month period ended March 31, 2007 compared with net cash used of $896,000 for the three month period ended March 31, 2006. For 2007, cash provided by investing activities primarily reflects the net sales of short-term investments of $453,000, partially offset by purchases of property, plant and equipment of $312,000. The net cash used in the three month period ended March 31, 2006 primarily reflects cash used to purchase property and equipment, partially offset by sales of short-term investments.
     Net cash provided by (used in) financing activities totaled $(146,000) for the three month period ended March 31, 2007 compared with $70,000 for the three month period ended March 31, 2006. The amounts in both periods reflect proceeds received upon the exercise of stock options for common stock, partially offset by cash paid for employees’ taxes for restricted stock released on a net issuance basis in the three months ended March 31, 2007. There were no restricted stock releases on a net issuance basis during the three months ended March 31, 2006. Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity. However, in the fourth quarter of 2005, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue may be net of applicable statutory minimum payroll withholding taxes, which taxes will be paid on the employee’s behalf. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.
     We expect that marketing and research and development expenses will increase in absolute dollars in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, and the number and timing of acquisitions and other strategic transactions.
     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to further develop the marketplace, complete clinical studies and deliver new products to our customers. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of March 31, 2007.

Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of March 31, 2007:

		Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations and Capital	Total	1 Year	Years	Years	5 Years
Expenditure Requirements	(In thousands)
Operating lease obligations	$7,587	$673	$2,127	$2,380	$2,407
Inventory purchase commitments	4,106	4,106	—	—	—
Other purchase commitments	590	590	—	—	—

Total	$12,283	$5,369	$2,127	$2,380	$2,407

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 3% of total sales for the three month period ended March 31, 2007 have been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at March 31, 2007 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weakness in our internal control over financial reporting as discussed below.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weakness in our internal control over financial reporting as of December 31, 2006, which remained unremediated as of March 31, 2007:
     We did not maintain effective controls over the completeness and accuracy of accrued liabilities and operating expenses. Specifically, we failed to maintain effective controls over the cutoff of vendor invoices to ensure that all liabilities were recorded in the appropriate accounting period. This control deficiency resulted in an audit adjustment to our 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued liabilities and related operating expenses that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of our Annual Report on Form 10-K filed March 30, 2007.
Management’s Plans for Remediation
     In response to the material weakness in our internal control over financial reporting discussed above, we plan to continue to review and make necessary changes to improve the operating effectiveness of our controls designed to ensure the completeness and accuracy of accrued liabilities and related operating expenses, including the timely accrual of operating expenses for which vendor invoices are not received until subsequent to our period-end financial reporting dates. Our planned remediation measures include the implementation of a process of enhanced review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments. In March 2007, we began implementing additional training for the financial staff and plan to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned levels of responsibility and the nature and complexity of our business. We plan to further enhance the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that are in place, and also those that are being implemented, particularly with respect to ensuring the completeness and accuracy of accrued liabilities and related operating expenses.
Changes in internal control over financial reporting
     There were changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Beginning in March 2007, our Corporate Controller took a leave of absence. The various control procedures previously performed by our Corporate Controller are being performed by our Chief Financial Officer and other personnel.
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
     We are also involved from time to time in other legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving us, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
     The following is a summary description of some of the many risks we face in our business, including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
     We may experience significant fluctuations in our quarterly results and we project that we will not maintain our recent profitability.
     As of March 31, 2007, we had an accumulated deficit of approximately $45.0 million. While we were profitable in 2004 and 2005, we had a net loss in 2006, and we expect losses to continue during 2007. We cannot assure you that losses will not occur beyond 2007. We intend to increase operating expenses in 2007 in areas such as research and development and sales and marketing, which we project will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have resulted and will continue to result from numerous factors, including:
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
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2007).

10.2#	Separation Agreement and Release, dated April 3, 2007, entered into by and between the Company and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

10.3#	Offer Letter, dated March 19, 2007, entered into by and between the Company and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Filed herewith.
#	Management compensation or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUS Medical Technologies, Inc.

Date: May 15, 2007

/s/ Timothy A. Marcotte Timothy A. Marcotte Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2007).

10.2#	Separation Agreement and Release, dated April 3, 2007, entered into by and between the Company and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

10.3#	Offer Letter, dated March 19, 2007, entered into by and between the Company and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Filed herewith.
#	Management compensation or arrangement.