Form 10-Q
period 2007-06-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2007-08-09
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2007, 15,422,309 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended June 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$39,073	$38,917
Short-term investments	25,298	28,996
Accounts receivable, net	9,704	8,246
Inventories	4,159	2,798
Prepaid expenses and other current assets	1,117	1,443

Total current assets	79,351	80,400
Property and equipment, net	4,861	4,651
Other assets	199	782

Total assets	$84,411	$85,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,222	$1,340
Accrued compensation and benefits	4,040	2,708
Other accrued liabilities	2,642	2,979
Deferred revenue	1,160	2,514

Total current liabilities	10,064	9,541
Other long term liabilities	1,934	1,544

Total liabilities	11,998	11,085

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	119,725	117,964
Deferred stock-based compensation	(63)	(144)
Accumulated other comprehensive income (loss)	11	(5)
Accumulated deficit	(47,275)	(43,082)

Total stockholders’ equity	72,413	74,748

Total liabilities and stockholders’ equity	$84,411	$85,833

(1)	December 31, 2006 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$17,189	$13,089	$32,838	$26,440
Cost of revenues	6,830	4,262	11,924	8,179

Gross profit	10,359	8,827	20,914	18,261

Operating Expenses
Sales and marketing	6,470	5,357	12,975	11,335
Research and development	2,504	1,721	4,910	3,284
General and administrative	4,440	4,820	8,901	8,012

Total operating expenses	13,414	11,898	26,786	22,631

Loss from operations	(3,055)	(3,071)	(5,872)	(4,370)
Interest and other income	751	857	1,624	1,572

Loss before provision for taxes	(2,304)	(2,214)	(4,248)	(2,798)
Provision for income taxes	8	—	18	—

Loss before cumulative effect of change in accounting principle	(2,312)	(2,214)	(4,266)	(2,798)
Cumulative effect of change in accounting principle	—	—	—	73

Net loss after cumulative effect of change in accounting principle	$(2,312)	$(2,214)	$(4,266)	$(2,725)

Basic and diluted net loss per share
Loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.15)	$(0.28)	$(0.19)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.28)	$(0.18)

Basic and diluted weighted average number of shares	15,286	15,039	15,223	15,003
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,266)	$(2,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	564	572
Provision for excess and obsolete inventory	410	126
Impairment of long-lived assets	—	179
Stock-based compensation and amortization of deferred stock-based compensation	1,022	1,282
Cumulative effect of change in accounting principle	—	(73)
Allowance for doubtful accounts	180	50
Changes in operating assets and liabilities:
Accounts receivable	(1,638)	168
Inventories	(1,771)	317
Prepaid expenses and other current assets	326	157
Other long-term assets	583	51
Accounts payable	882	101
Accrued compensation and benefits	1,564	(113)
Other accrued liabilities	(496)	514
Deferred revenue	(1,354)	44
Other long-term liabilities	454	257

Net cash (used in) provided by operating activities	(3,540)	907

Cash flows from investing activities:
Purchase of short-term investments	(26,802)	(15,417)
Sale of short-term investments	30,516	18,043
Purchase of property and equipment	(838)	(2,756)

Net cash provided by (used in) investing activities	2,876	(130)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	1,052	147
Employees’ taxes withheld and paid for restricted stock	(232)	—

Net cash provided by financing activities	820	147

Net increase in cash and cash equivalents	156	924
Cash and cash equivalents at the beginning of the year	38,917	46,797

Cash and cash equivalents at the end of the period	$39,073	$47,721

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
     VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including a device for use in peripheral arterial bypass and arteriovenous access procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux. In the first quarter of 2007, the Company introduced the ClosureFAST™ catheter for the minimally invasive treatment of venous reflux disease in the United States, and internationally in the second quarter of 2007.
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
NOTE 2 – BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2007.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is required to be adopted by the Company in the first quarter of its fiscal year 2008. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.
     On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertain Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 and its impact on the Company’s financial statements is discussed in Note 8.

NOTE 3 – LEASE TERMINATION
     On March 14, 2007, the Company entered into a Lease Termination Agreement (“Termination Agreement”), effective as of March 9, 2007 with the landlord of its former office space at 2200 Zanker Road in San Jose, California (the “Lease”). In May 2007, the Company received the full amount of its security deposit previously paid under the Lease plus interest, less amounts due for March rent through the termination date and other amounts to which Landlord was entitled to apply the security deposit pursuant to the terms of the Lease, for a total of $385,000, which was included in prepaids and other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2006.
NOTE 4 – INVENTORIES

	June 30,	December 31,
	2007	2006

Components of Inventories (in thousands)
Raw materials and sub-assemblies	$1,950	$1,212
Finished goods	1,815	1,344
Radio-frequency generators	394	242

Total	$4,159	$2,798

     Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2007	2006

Components of Property and Equipment, net (in thousands)
Furniture and fixtures	$374	$367
Computers and office equipment	1,394	1,274
Leasehold improvements	2,961	2,884
Laboratory equipment	1,725	1,181
Purchased software	1,005	906
Construction in progress	287	296

	7,746	6,908
Less: Accumulated depreciation and amortization	(2,885)	(2,257)

	$4,861	$4,651

NOTE 6 – COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at June 30, 2007 was $62,000 and was included in other accrued liabilities.

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
     Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended June 30, 2007 and 2006 was $298,000 and $487,000, respectively. Rent expense for the six months ended June 30, 2007 and 2006 was $638,000 and $758,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. The Company moved its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 6, 2006 through March 5, 2014, which included a rent holiday period during which the Company was not required to make lease payments. The terms of the lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
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

     Purchase Commitments. At June 30, 2007, the Company had approximately $4.4 million in purchase commitments for the next twelve months with suppliers, of which $3.7 million was inventory related.
     Contingencies. The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 7 — OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
     The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	93%	95%	94%	95%
Europe	6%	5%	5%	5%
Other International	1%	0%	1%	0%

	100%	100%	100%	100%

Catheters and devices	72%	80%	70%	79%
RF Generators	14%	12%	17%	14%
Accessories	14%	8%	13%	7%

	100%	100%	100%	100%

     All long-lived assets are located in the United States.
NOTE 8 – INCOME TAXES
As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was approximately $1.1 million. Also, the Company had approximately $31,000 of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three months ended June 30, 2007.
     The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2007, the Company had approximately $11,000 accrued for payment of interest and penalties related to unrecognized tax benefits (and approximately $8,000 as of the adoption date of FIN 48). For the three-months ended June 30, 2007, the Company recognized approximately $1,000 of interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     The Company’s only major tax jurisdictions are the United States and Germany. The tax years 1995 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2006 remain open and subject to examination by the appropriate governmental agencies in Germany.

NOTE 9 – NET LOSS PER SHARE
     The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of potential stock including stock options and restricted stock units. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted net income per share, the Company adjusts share count by assuming that all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining hypothetical shares repurchased, the Company uses the average stock price for the period.
     The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Loss before cumulative effect of change in accounting principle	$(2,312)	$(2,214)	$(4,266)	$(2,798)
Cumulative effect of change in accounting principle, net of tax	—	—	—	73

Net loss after cumulative effect of change in accounting principle	$(2,312)	$(2,214)	$(4,266)	$(2,725)

Denominator:
Weighted average common shares outstanding, basic and diluted	15,286	15,039	15,223	15,003

Net loss per share, basic and diluted:
Loss per share before cumulative effect of a change in accounting principle	$(0.15)	$(0.15)	$(0.28)	$(0.19)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.01

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.28)	$(0.18)

Anti-dilutive securities
     The following outstanding employee stock options and restricted stock units were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	571	522	497	540
Restricted stock units	506	524	506	524

Total	1,077	1,046	1,003	1,064

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three and six months ended June 30, 2007 and June 30, 2006. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.

     Except for the historical information contained herein, this discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II below, as well as those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and elsewhere. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. We also provide devices for use in the minimally invasive treatment of other peripheral vascular diseases, including devices for use in peripheral arterial bypass and arteriovenous access procedures. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure system, consists of a proprietary radio frequency (RF) generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2006, we estimated that in excess of 200,000 patients had been treated using our Closure system since 1999, with approximately 65,000 of these patients treated in 2006 in the U.S.
     For the six months ended June 30, 2007, we generated net revenues of $32.8 million and a net loss of $4.3 million. As of June 30, 2007, we have incurred cumulative losses of approximately $47.3 million.
     We market our products through a direct sales organization in the United States and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors worldwide.
     Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. As of June 30, 2007, our Closure procedure was accepted by the policies of over 100 health insurers, representing over 220 million covered lives in the United States.
     Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 72%, 14% and 14% of our net revenues, respectively, for the three months ended June 30, 2007. We expect that any shift in the percentage of net revenues derived from the sales of RF generators during the remainder of 2007 will be modest and we expect the percentage of net revenues for disposable catheters to increase. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure system and we believe that competitive pressures have increased over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing, ease-of-use, speed of treatment and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.
     We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first six months of 2007.
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

For more information, see “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of June 30, 2007, we have not identified any significant changes to the critical accounting policies discussed in our “Summary of Critical Accounting Policies and Estimates” included in our Annual Report for the year ended December 31, 2006 except for the company’s adoption of FIN 48, as discussed in Note 8 to the company’s condensed consolidated financial statements.
Financial Operations Overview
     Net Revenues. Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters.
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
     General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, professional fees, and share-based compensation.
Results of Operations
     The following table sets forth our results of operations, expressed as percentages of revenues, for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.7	32.6	36.3	30.9

Gross profit	60.3	67.4	63.7	69.1

Operating expenses
Sales and marketing	37.6	40.9	39.5	42.9
Research and development	14.6	13.1	15.0	12.4
General and administrative	25.9	36.8	27.0	30.3

Total operating expenses	78.1	90.8	81.5	85.6

Loss from operations	(17.8)	(23.4)	(17.8)	(16.5)
Interest and other income	4.4	6.5	4.9	5.9

Loss before provision for taxes	(13.4)	(16.9)	(12.9)	(10.6)
Provision for income taxes	0.1	—	0.1	—

Loss before cumulative effect of change in accounting principle	(13.5)	(16.9)	(13.0)	(10.6)
Cumulative effect of change in accounting principle	—	—	—	0.3

Net loss after cumulative effect of change in accounting principle	(13.5)%	(16.9)%	(13.0)%	(10.3)%

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
     Net Revenues. Net revenues for the three months ended June 30, 2007 increased by approximately $4.1 million, or 31%, as compared to the same period in 2006. This increase resulted primarily from increased catheter and radiofrequency (RF) generator sales worldwide due to overall market growth for our products and included the recognition of approximately $500,000 of RF generator sales previously deferred until we delivered the required software upgrade. Disposable endovenous catheters and devices represented 72%, RF generators represented 14% and accessories and other revenue represented 14% of net revenues during the three months ended June 30, 2007 compared to 80% for disposable catheters, 12% for RF generators and 8% for accessories and other revenue in the same period in 2006. We expect net revenues to increase approximately 30% to 32% for the full year 2007 when compared to 2006 including the recognition of $2.0 million of revenue previously deferred in 2006.
     Gross profit. Gross profit increased 17%, or $1.5 million, to $10.4 million in the three months ended June 30, 2007 from $8.8 million in the same period in 2006. Gross profit margin for the three months ended June 30, 2007 was approximately 60% compared with approximately 67% for the three months ended June 30, 2006. The decrease in profit margin was due in part to the lower margin of ClosureFAST catheters, which were introduced by the Company in the first quarter of 2007, as compared to ClosurePLUS catheters, combined with increases in inventory reserves. Assuming we are able to meet forecasted manufacturing efficiency targets, we expect gross margins for 2007 to range from 62% to 63%.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 21%, to $6.5 million in the three months ended June 30, 2007 from $5.4 million in the three months ended June 30, 2006. The increase in expenses reflects increased commission expense of $421,000, and increased marketing activities of $310,000 related to our direct to patient advertising campaign. As a percentage of net revenue, sales and marketing expense decreased to 38% in the three-month period ended June 30, 2007 compared to 41% in the three months ended June 30, 2006. We expect sales and marketing related expenses in dollars to remain consistent for the remainder of 2007.
     Research and Development Expenses. Research and development expenses increased 45%, to $2.5 million in the three months ended June 30, 2007 from $1.7 million in the three months ended June 30, 2006. The increase was primarily due to increased personnel related expenses of $268,000 related to increased headcount, increased consulting fees related to new product development of $261,000, and increased investment in clinical studies of $180,000. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 15% in the three months ended June 30, 2007 compared to 13% in the three months ended June 30, 2006. We expect research and development expenses to remain consistent in dollars for the remainder of 2007.
     General and Administrative Expenses. General and administrative expenses decreased approximately 8%; to $4.4 million in the three months ended June 30, 2007 from $4.8 million for the three months ended June 30, 2006. The decrease was primarily comprised of a decrease of $847,000 due to a lease termination in the second quarter of 2006 related to the move out of an old facility, and a decrease of $448,000 of facility costs, offset by an increase of $717,000 in personnel-related expenses due to increased headcount, and an increase in legal fees of $189,000. As a percentage of net revenue, general and administrative expense decreased to 26% in the three months ended June 30, 2007 compared to 37% in the three months ended June 30, 2006. We expect general and administrative expenses in dollars to remain consistent for the remainder of 2007.
     Interest Income and Other, Net. Interest income and other, net decreased approximately 12% to $751,000 in the three months ended June 30, 2007 from $857,000 for the three months ended June 30, 2006, primarily due to an overall decrease in the short-term investment balances.
     Provision for Income Taxes. Provision for income tax was $8,000 in the three months ended June 30, 2007 for foreign tax. We did not incur any income tax expenses in the three months ended June 30, 2006, primarily as a result of losses incurred before income taxes for the period. Our effective tax rate for both periods was 0%.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net Revenues. Net revenues for the six months ended June 30, 2007 increased by approximately $6.4 million, or 24%, as compared to the same period in 2006. This increase resulted primarily from increased RF generator sales worldwide due to the recognition of $2.0 million of RF generator sales previously deferred in 2006 until we delivered the required software upgrade in 2007, as well as an increase in volume of new RF generator and catheter sales due to overall market growth for our products. Disposable endovenous catheters and devices represented 70%, RF generators represented 17% and accessories and other revenue represented 13% of net revenues during the six months ended June 30, 2007 compared to 79% for disposable catheters, 14% for RF generators and 7% for accessories and other revenue in the same period in 2006. We expect net revenues to increase approximately 30% to 32% for the full year 2007 when compared to 2006 including the recognition of $2.0 million of revenue previously deferred in 2006.
     Gross profit. Gross profit increased 15%, or $2.7 million, to $20.9 million in the six months ended June 30, 2007 from $18.3 million in the same period in 2006. Gross profit margin for the six months ended June 30, 2007 was approximately 64% compared with approximately 69% for the six months ended June 30, 2006. The decrease in profit margin was due in part to the lower margin of ClosureFAST catheters, which were introduced by the Company in the first quarter of 2007, as compared to ClosurePLUS catheters, combined with increases in inventory reserves. Assuming we are able to meet forecasted manufacturing efficiency targets, we expect gross margins for 2007 to range from 62% to 63%.
     Sales and Marketing Expenses. Sales and marketing expenses increased approximately 14%, to $13.0 million in the six months ended June 30, 2007 from $11.3 million in the six months ended June 30, 2006. The increase in expenses reflects increased commission expense of $502,000, increased personnel-related expenses of $298,000, increased marketing activities of $473,000 related to our direct to patient advertising campaign and increased travel expenses of $199,000. As a percentage of net revenue, sales and marketing expense decreased to 39% in the six months ended June 30, 2007 compared to 43% in the six months ended June 30, 2006. We expect sales and marketing related expenses in dollars to remain consistent for the remainder of 2007.
     Research and Development Expenses. Research and development expenses increased 50%, to $4.9 million in the six months ended June 30, 2007 from $3.3 million in the six months ended June 30, 2006. The increase was primarily due to increased personnel related expenses of $954,000 related to increased headcount, increased consulting fees related to new product development of $249,000 and increased investment in clinical studies of $321,000. Research and development expenses include regulatory and clinical costs associated with our compliance with FDA regulations in addition to new product development expenses. As a percentage of net revenue, research and development expense increased to 15% in the six months ended June 30, 2007 compared to 12% in the six months ended June 30, 2006. We expect research and development expenses in dollars to remain consistent for the remainder of 2007.
      General and Administrative Expenses. General and administrative expenses increased approximately 11%; to $8.9 million in the six months ended June 30, 2007 from $8.0 million for the six months ended June 30, 2006. The increase was primarily comprised of an increase of $1.7 million in personnel-related expenses due to increased headcount, an increase of $393,000 in professional fees offset by a decrease of $295,000 of facility costs and a decrease of $847,000 due to a lease termination in the second quarter of 2006 related to the move out of our old facility. As a percentage of net revenue, general and administrative expense decreased to 27% in the six months ended June 30, 2007 compared to 30% in the six months ended June 30, 2006. We expect general and administrative expenses in dollars to remain consistent for the remainder of 2007.
     Interest Income and Other, Net. Interest income and other, net increased approximately 3% in the six months ended June 30, 2007 from the same period in 2006, due to the increase in interest rates.

     Provision for Income Taxes. Provision for income tax was $18,000 in the six months ended June 30, 2007 for foreign tax. We did not incur any income tax expenses in the six months ended June 30, 2006, primarily as a result of losses incurred before income taxes for the period. Our effective tax rate for both periods was 0%.
     Cumulative effect of change in accounting principle. Upon the adoption of SFAS No. 123R on January 1, 2006, we recognized a change of approximately $73,000 in the three months ending March 31, 2006.
Liquidity and Capital Resources
     As of June 30, 2007, we had approximately $39.1 million in cash and cash equivalents and $25.3 million in short-term investments, for a total of $64.4 million in cash, cash equivalents and short-term investments, and $69.3 million in working capital. As of December 31, 2006, we had approximately $38.9 million in cash and cash equivalents and $29.0 million in short-term investments, for a total of $67.9 million in cash, cash equivalents and short-term investments, and $70.9 million in working capital. We incurred net losses from inception through June 30, 2007 of $47.3 million. We are projecting a net loss in 2007. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months. Since inception, we have financed our operations primarily through sales of convertible preferred stock and common stock, and cash generated from operations.
     Net cash used in operating activities was $3.5 million for the six months ended June 30, 2007, compared with net cash provided by operating activities of $907,000 for the six months ended June 30, 2006. Net cash used in operating activities during the six months ended June 30, 2007 was attributable primarily to an increase in accounts receivable and inventories, and a decrease in deferred revenue and other accrued liabilities, partially offset by an increase in accounts payable, accrued compensation and non-cash charges. The increase in accounts receivable was driven by increased revenue offset by increased collection efforts. We added additional staff to credit and collections in the first quarter of 2007 resulting in a 12 day reduction of days sales outstanding in the second quarter as compared to the first quarter of 2007. The decrease in deferred revenue was driven by the recognition of RF generators in the first two quarters of 2007, which had been deferred in the second half of 2006. For the six-month period ended June 30, 2006, charges to net loss not affecting cash included $1.3 million related to stock based compensation, along with depreciation and amortization. Net cash provided by operating activities during the six months ended June 30, 2006 included an increase in long-term liabilities related primarily to the new lease agreement, an increase in accrued liabilities primarily related to an increase in accrued legal fees, and a decrease in inventory. We expect that net cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.
     Net cash provided by investing activities totaled $2.9 million for the six months ended June 30, 2007 compared with net cash used of $130,000 for the six months ended June 30, 2006. For 2007, cash provided by investing activities primarily reflects the net sales of short-term investments of $3.7 million, partially offset by purchases of property, plant and equipment of $838,000. The net cash used in the six months ended June 30, 2006 primarily reflects cash used to purchase property and equipment, partially offset by sales of short-term investments.
     Net cash provided by financing activities totaled $820,000 for the six months ended June 30, 2007 compared with $147,000 for the six months ended June 30, 2006. The amounts in both periods reflect proceeds received upon the exercise of stock options for common stock, partially offset by employee payroll taxes withheld and paid on behalf of employees related to the release of restricted stock units on a net issuance basis in the six months ended June 30, 2007. There were no restricted stock unit releases on a net issuance basis during the six months ended June 30, 2006. Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity. However, in the fourth quarter of 2005, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue may be net of applicable payroll withholding taxes. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.
     We expect that marketing and research and development expenses will increase in absolute dollars as compared to 2006 in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, and the number and timing of acquisitions and other strategic transactions.
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
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of June 30, 2007.
Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations and Capital Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$7,516	$844	$2,183	$2,392	$2,097
Inventory purchase commitments	$3,742	$3,742	—	—	—
Other purchase commitments	$656	$656	—	—	—

Total	$11,914	$5,242	$2,183	$2,392	$2,097

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 7% of sales revenue for the three-month period ended June 30, 2007 has been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     Our exposure to interest rate risk at June 30, 2007 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 due to the material weakness in our internal control over financial reporting as discussed below. We have taken steps to remediate the material weakness, including hiring of additional staff, additional training of existing staff and additional management review of accrued liabilities. Our Chief Executive Officer and Chief Financial Officer, however, cannot provide assurances that the material weakness has been remediated as of June 30, 2007 until independent testing is performed in the second half of 2007.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weakness in our internal control over financial reporting as of December 31, 2006:
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

Management’s Plans for Remediation
     In response to the material weakness in our internal control over financial reporting discussed above, we implemented a process to enhance review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments. Additionally, in March 2007, we began implementing additional training for the financial staff and plan to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned levels of responsibility and the nature and complexity of our business. We plan to further enhance the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that are in place, and also those that are being implemented, particularly with respect to ensuring the completeness and accuracy of accrued liabilities and related operating expenses. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including the remediation of the material weakness discussed above, in the second half of fiscal 2007.
Changes in internal control over financial reporting
     There were changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company hired a Corporate Controller at the end of June 2007.
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
     As of June 30, 2007, we had an accumulated deficit of approximately $47.3 million. While we were profitable in 2004 and 2005, we had a net loss in 2006. We intend to increase operating expenses in 2007 in areas such as research and development, sales and marketing and legal fees, which we project, will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:
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

     We are also subject to medical device reporting, or MDR, regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of June 30, 2007, we have submitted 82 medical device reports. In 46 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In 13 cases, the patient developed a pulmonary embolism, all of which related to the Company’s ClosurePLUS catheter. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. In November 2006, we received a report that a patient treated with ambulatory phlebectomy of systemic varicosities and our radiofrequency ablation catheter died the following day of a pulmonary embolism. These are the only reports we have received of patient death following treatment with our catheter or system. We have reported all MDR events to the Food and Drug Administration via the MDR process. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
     We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. During 2007, four of our officers have resigned. We cannot assure you that we will be able to retain other qualified personnel or recruit other qualified personnel in the event of any future terminations.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 18, 2007 for the purpose of: (1) electing two directors for a three-year term and until the election and qualification of their successors; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2007 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:
Proposal 1:

Director	Votes For	Abstentions	Broker Non-Votes
W. James Fitzsimmons	11,665,980	11,248	0
Brian E. Farley	11,667,560	9,668	0
Proposal 2:

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2007 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
11,669,661	2,501	5,066	0

Our directors that hold office following our annual meeting are W. James Fitzsimmons (Chairman of the Board), Michael J. Coyle, Brian E. Farley, Kathleen D. LaPorte, Lori M. Robson, Ph.D., Gregory T. Schiffman and Edward W. Unkart.
Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2007).

10.2#	Separation Agreement and Release, dated April 3, 2007, entered into by and between the Company and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

10.3#	Offer Letter, dated March 19, 2007, entered into by and between the Company and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Filed herewith.

#	Management compensation or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	VNUS Medical Technologies, Inc.
/s/ Timothy A. Marcotte
Timothy A. Marcotte
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on October 15, 2004).

10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2007).

10.2#	Separation Agreement and Release, dated April 3, 2007, entered into by and between the Company and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

10.3#	Offer Letter, dated March 19, 2007, entered into by and between the Company and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2007).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Filed herewith.

#	Management compensation or arrangement.