Form 10-Q
period 2007-09-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2007-11-08
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2007 15,614,746 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended September 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,731	$38,917
Short-term investments	23,258	28,996
Accounts receivable, net	10,652	8,246
Inventories	5,160	2,798
Prepaid expenses and other current assets	935	1,443

Total current assets	80,736	80,400
Property and equipment, net	4,716	4,651
Other assets	130	782

Total assets	$85,582	$85,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,246	$1,340
Accrued compensation and benefits	4,401	2,708
Other accrued liabilities	2,882	2,979
Deferred revenue	1,303	2,514

Total current liabilities	11,832	9,541
Other long term liabilities	1,963	1,544

Total liabilities	13,795	11,085

Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	121,222	117,964
Deferred stock-based compensation	(43)	(144)
Accumulated other comprehensive income (loss)	34	(5)
Accumulated deficit	(49,441)	(43,082)

Total stockholders’ equity	71,787	74,748

Total liabilities and stockholders’ equity	$85,582	$85,833

(1)	December 31, 2006 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$17,495	$11,919	$50,333	$38,359
Cost of revenues	6,741	4,345	18,665	12,524

Gross profit	10,754	7,574	31,668	25,835

Operating Expenses
Sales and marketing	5,460	5,279	18,435	16,614
Research and development	2,258	1,871	7,168	5,155
General and administrative	6,128	3,861	15,029	11,873

Total operating expenses	13,846	11,011	40,632	33,642

Loss from operations	(3,092)	(3,437)	(8,964)	(7,807)
Interest and other income	945	926	2,569	2,498

Loss before provision for income taxes	(2,147)	(2,511)	(6,395)	(5,309)
Provision for income taxes	19	13	37	13

Loss before cumulative effect of change in accounting principle	(2,166)	(2,524)	(6,432)	(5,322)
Cumulative effect of change in accounting principle	—	—	—	73

Net loss after cumulative effect of change in accounting principle	$(2,166)	$(2,524)	$(6,432)	$(5,249)

Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.42)	$(0.35)

Basic and diluted weighted average number of shares	15,466	15,064	15,364	15,014
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,432)	$(5,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	891	825
Provision for excess and obsolete inventory	663	198
Impairment of long-lived assets	—	181
Stock-based compensation and amortization of deferred stock-based compensation	1,610	1,939
Cumulative effect of change in accounting principle	—	(73)
Allowance for doubtful accounts	189	109
Changes in operating assets and liabilities:
Accounts receivable	(2,595)	(919)
Inventories	(3,025)	156
Prepaid expenses and other current assets	508	216
Other long-term assets	652	47
Accounts payable	1,906	687
Accrued compensation and benefits	1,954	106
Other accrued liabilities	(285)	863
Deferred revenue	(1,211)	861
Other long-term liabilities	515	1,387

Net cash (used in) provided by operating activities	(4,660)	1,334

Cash flows from investing activities:
Purchase of short-term investments	(39,737)	(31,164)
Sale of short-term investments	45,514	32,486
Purchase of property and equipment	(1,052)	(4,159)

Net cash provided by (used in) investing activities	4,725	(2,837)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	2,010	196
Employees’ taxes withheld and paid for restricted stock	(261)	(23)

Net cash provided by financing activities	1,749	173

Net increase (decrease) in cash and cash equivalents	1,814	(1,330)
Cash and cash equivalents at the beginning of the year	38,917	46,797

Cash and cash equivalents at the end of the period	$40,731	$45,467

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
     VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. The Company also provides devices for use in the minimally invasive treatment of other peripheral vascular diseases, including a device for use in peripheral arterial bypass and arteriovenous access procedures. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux. The Company introduced the ClosureFAST™ catheter for the minimally invasive treatment of venous reflux disease in the United States in the first quarter of 2007, and internationally in the second quarter of 2007.
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
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss or total stockholders’ equity.
Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is required to be adopted by the Company in the first quarter of its fiscal year 2008. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.
     On January 1, 2007, the Company adopted the provision of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertain Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 and its impact on the Company’s financial statements is discussed in Note 6.
NOTE 3 – BALANCE SHEET COMPONENTS

	September 30,	December 31,
(in thousands)	2007	2006

Inventories
Raw materials and sub-assemblies	$2,461	$1,212
Finished goods	2,029	1,344
Radio-frequency generators	670	242

Total inventories (1)	$5,160	$2,798

Property and equipment, net
Furniture and fixtures	$383	$367
Computers and office equipment	1,405	1,274
Leasehold improvements	2,965	2,884
Laboratory equipment	1,891	1,181
Purchased software	1,098	906
Construction in progress	214	296

	7,956	6,908
Less: Accumulated depreciation and amortization	(3,240)	(2,257)

Total property and equipment, net	$4,716	$4,651

Other accrued liabilities
Accrued legal expense	$1,833	$98
Other accrued liabilities	1,049	2,881

Total other accrued liabilities	$2,882	$2,979

(1)	Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at September 30, 2007 was $60,000 and was included in other accrued liabilities.

     Legal Proceedings.
     On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. Patents. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. On October 30, 2006, a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 has been postponed due to Court schedule delays and a new trial date has not yet been set.
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Leases. The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended September 30, 2007 and 2006 was $292,000 and $320,000, respectively. Rent expense for the nine months ended September 30, 2007 and 2006 was $930,000 and $1,078,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. The Company moved its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 6, 2006 through March 5, 2014, which included a rent holiday period during which the Company was not required to make lease payments. The terms of the lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
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
     Purchase Commitments. At September 30, 2007, the Company had approximately $4.2 million in purchase commitments for the next twelve months with suppliers, of which $3.2 million was inventory related.
     Contingencies. The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 — OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
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

     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	93%	98%	94%	96%
Europe	6%	1%	5%	3%
Other International	1%	1%	1%	1%

	100%	100%	100%	100%

Catheters and devices	76%	86%	72%	81%
RF Generators	10%	4%	15%	11%
Accessories	14%	10%	13%	8%

	100%	100%	100%	100%

     All long-lived assets are located in the United States.
NOTE 6 – INCOME TAXES
     As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and September 30, 2007 was approximately $1.1 million. Also, the Company had approximately $32,000 of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three months ended September 30, 2007.
     The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of September 30, 2007, the Company had approximately $12,000 accrued for payment of interest and penalties related to unrecognized tax benefits (and approximately $8,000 as of the adoption date of FIN 48). For the three-months ended September 30, 2007, the Company recognized approximately $1,000 of interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     The Company’s only major tax jurisdictions are the United States and Germany. The tax years 1995 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2006 remain open and subject to examination by the appropriate governmental agencies in Germany.
NOTE 7 – NET LOSS PER SHARE
     The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of potential stock including stock options and restricted stock units.

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Loss before cumulative effect of change in accounting principle	$(2,166)	$(2,524)	$(6,432)	$(5,322)
Cumulative effect of change in accounting principle, net of tax	—	—	—	73

Net loss after cumulative effect of change in accounting principle	$(2,166)	$(2,524)	$(6,432)	$(5,249)

Denominator:
Weighted average common shares outstanding, basic and diluted	15,466	15,064	15,364	15,014
Net loss income per share, basic and diluted:
Loss per share before cumulative effect of a change in accounting principle	$(0.14)	$(0.17)	$(0.42)	$(0.35)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—

Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.42)	$(0.35)

Anti-dilutive securities
     The following outstanding employee stock options and restricted stock units were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	621	207	521	394
Restricted stock units	542	464	542	464

Total	1,163	671	1,063	858

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three and nine months ended September 30, 2007 and September 30, 2006. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
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
     Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.

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
     Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. As of September 30, 2007, our Closure procedure was accepted by the policies of over 100 health insurers, representing over 220 million covered lives in the United States.
     We have a diverse customer base of hospitals, physicians and physician groups. No one customer accounted for 10% or more of our net revenues or accounts receivable in the first nine months of 2007.
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
     We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:
•	Revenue recognition;

•	Valuation of inventory;

•	Warranty costs;

•	Allowance for doubtful accounts;

•	Income taxes; and

•	Share based compensation expense.
     For more information, see “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, we have not identified any significant changes to these critical accounting policies discussed in our “Summary of Critical Accounting Policies and Estimates” except for the Company’s adoption of FIN 48, as discussed in Note 6 to the Company’s condensed consolidated financial statements.

Financial Operations Overview
     Net Revenues. We derive our net revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters.
     Cost of Revenues. Our cost of revenues represents the cost of materials, overhead, direct labor and delivery charges associated with the manufacture of disposable catheters, the purchase and delivery of RF generators, the purchase and delivery of accessory products, warranty, inventory reserves and share-based compensation.
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing personnel compensation, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services, clinical training and share-based compensation.
     Research and Development Expenses. Research and development expenses consist primarily of personnel expenses, supplies, materials and other expenses associated with product development, expenses associated with preclinical and clinical studies and share-based compensation.
     General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses for accounting, human resources, information technology and corporate administration, professional fees and share-based compensation.
Results of Operations
Net Revenues by Period
     The following table sets forth our net revenues for the three and nine months ended September 30, 2007 and 2006, and the percentage change in net revenues between periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(dollars in thousands)
Net Revenues	$17,495	$11,919	47%	$50,333	$38,359	31%
     The increase in net revenues in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to increased catheter and radiofrequency (RF) generator sales worldwide, primarily due to increased market acceptance of our new ClosureFast catheter. Net revenues for the three and nine months ended September 30, 2006 excludes $600,000 of RF generator revenues deferred until we delivered the required software upgrade in 2007. Net revenues for the nine months ended September 30, 2007 includes the recognition of $2.0 million of revenue previously deferred in 2006 until a software upgrade was delivered in 2007.
     We expect net revenues to increase approximately 33% for the full year 2007 when compared to 2006 including the recognition of $2.0 million of revenue previously deferred in 2006.

Net Revenues by Product
     The following table sets forth our net revenues by product for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Catheters and devices	76%	86%	72%	81%
RF Generators	10%	4%	15%	11%
Accessories	14%	10%	13%	8%

	100%	100%	100%	100%

     We derive our net revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. We expect that any shift in the percentage of net revenues derived from the sales of RF generators during the remainder of 2007 will be modest. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure system and we believe that competitive pressures have increased modestly over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.
Net Revenues by Geography as a Percent of Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	93%	98%	94%	96%
Europe	6%	1%	5%	3%
Other International	1%	1%	1%	1%

	100%	100%	100%	100%

Gross Profit by Period

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(dollars in thousands)
Gross Profit	$10,754	$7,574	42%	$31,668	$25,835	23%
     Gross profit margin for the three months ended September 30, 2007 was approximately 61.5% compared with approximately 63.5% for the three months ended September 30, 2006. Gross profit margin for the nine months ended September 30, 2007 was approximately 62.9% compared with approximately 67.4% for the nine months ended September 30, 2006. The overall decrease in gross profit margin in both periods was primarily due to:
•	lower margin of ClosureFAST catheters, which were introduced by the Company in the first quarter of 2007, as compared to ClosurePLUS catheters due to initial manufacturing inefficiencies associated with launching a new product; and

•	increases in inventory reserves.
     Assuming we are able to meet forecasted manufacturing efficiency targets associated with ClosureFAST catheter production, we expect gross margins for 2007 to range from 62.5% to 63%.

Operating Expenses by Period

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Sales and marketing	$5,460	$5,279	3%	$18,435	$16,614	11%
Research and development	2,258	1,871	21%	7,168	5,155	39%
General and administrative	6,128	3,861	59%	15,029	11,873	27%

	$13,846	$11,011	26%	$40,632	$33,642	21%

Operating Expenses as a Percent of Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and marketing	31%	44%	37%	43%
Research and development	13%	16%	14%	13%
General and administrative	35%	32%	30%	31%
Operating Expense Summary
     Overall operating expenses increased $2.8 million in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to:
•	an increase of $1.9 million in legal and other professional fees, primarily associated with the Company’s on-going patent litigation; and

•	an increase of $1.3 million due to increased headcount and related expense (including share based compensation) over the prior year; partially offset by

•	a decrease of $220,000 in outside audit and tax services, and

•	a decrease of $100,000 in travel expenditures.
     Overall operating expenses increased $7.0 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily due to:
•	an increase of $4.3 million due to increased headcount and related expense (including share based compensation) over the prior year;

•	an increase of $2.1 million in legal and other professional fees, primarily associated with the Company’s on-going patent litigation;

•	an increase of $450,000 in direct advertising expenses related to our television ad campaign;

•	an increase of $425,000 in clinical studies; and

•	an increase of $290,000 in outside audit and tax services; partially offset by

•	A decrease of $847,000 in restructuring charges for a lease termination in the second quarter of 2006 related to the move out of our old facility.
Sales and Marketing Expenses
     Sales and marketing expenses increased $181,000 in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, due to increased headcount and related expense (including share based compensation) over the prior year.

     Sales and marketing expenses increased $1.8 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily due to:
•	an increase of $917,000 due to increased headcount and related expense (including share based compensation), and outside professional fees;

•	n increase of $450,000 in direct advertising expenses;

•	an increase of $150,000 in travel expenses; and

•	an increase of $130,000 in equipment and facilities charges related to increased head count.
     We expect sales and marketing related expenses as a percentage of net revenues to remain consistent for the remainder of 2007.
Research and Development Expenses
     Research and development expenses increased $387,000 in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to increased headcount and related expense (including share based compensation) over the prior year.
     Research and development expenses increased $2.0 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily due to:
•	an increase of $1.6 million due to increased headcount and related expense (including share based compensation); and

•	an increase of $425,000 in clinical studies.
     We expect research and development expenses as a percentage of net revenues to remain consistent for the remainder of 2007.
General and Administrative Expenses
     General and administrative expenses increased $2.3 million in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to:
•	an increase of $1.9 million in legal and other professional fees, primarily associated with the Company’s on-going patent litigation; and

•	an increase of $620,000 due to increased headcount and related expense (including share based compensation); partially offset by

•	a decrease of $220,000 in outside audit and tax services.
     General and administrative expenses increased $3.2 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily due to:
•	an increase of $2.1 million in legal and other professional fees, primarily associated with the Company’s on-going patent litigation;

•	an increase of $1.8 million due to increased headcount and related expense (including share based compensation); and

•	an increase of $290,000 in outside audit and tax services; partially offset by

•	a decrease of $847,000 in restructuring charges for a lease termination in the second quarter of 2006 related to the move out of our old facility; and

•	a decrease of $114,000 of facility costs.
     We expect general and administrative expenses as a percentage of net revenues to decrease for the remainder of 2007 primarily due to anticipated reductions in legal fees associated with the Company’s ongoing patent litigation.
Interest Income and Other, Net
     Interest income and other, net, increased to $945,000 in the three months ended September 30, 2007 from $926,000 for the three months ended September 30, 2006, primarily due to:
•	an increase of $200,000 in foreign currency translation gain related to the translation of foreign currency denominated cash balances held by the Company into US dollars; partially offset by

•	a decrease of $180,000 in interest income related to an overall decrease in the short-term investment balances.

     Interest income and other, net, increased to $2.6 million in the nine months ended September 30, 2007 from $2.5 million in the same period in 2006, primarily due to:
•	an increase of $200,000 in foreign currency translation gain related to the translation of foreign currency denominated cash balances held by the Company into US dollars; partially offset by
•	a decrease of $100,000 in interest income related to an overall decrease in the short-term investment balances.
Provision for Income Taxes
     Provision for income tax was $19,000 in the three months ended September 30, 2007, primarily for foreign tax. Provision for income tax was $13,000 in the three months ended September 30, 2006, primarily related to federal and state tax amounts due for fiscal 2005. Our effective tax rate for both periods was 0%.
     Provision for income tax was $37,000 in the nine months ended September 30, 2007, primarily for foreign tax. Provision for income tax was $13,000 in the nine months ended September 30, 2006, primarily related to federal and state tax amounts due for fiscal 2005. Our effective tax rate for both periods was 0%.
Cumulative effect of change in accounting principle
     Upon the adoption of SFAS No. 123R on January 1, 2006, we recognized a change of approximately $73,000 in the three months ending March 31, 2006.
Liquidity and Capital Resources

	As of
	September 30,	December 31,
	2007	2006	% Change
Cash, cash equivalents and short-term investments	$63,989	$67,913	-6%
Working capital	$68,904	$70,859	-3%

	Nine Months Ended
	September 30,
	2007	2006	% Change
Net cash provided (used in) by operating activities	$(4,660)	$1,334	-449%
Net cash provided by (used in) investing activities	$4,725	$(2,837)	-267%
Net cash provided by financing activities	$1,749	$173	911%
     Cash flows from operating activities
     We incurred net losses from inception through September 30, 2007 of $49.4 million. We are projecting a net loss in 2007. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and less than one year. Since inception, we have financed our operations primarily through sales of convertible preferred stock and common stock, and cash generated from operations.
     Net cash provided by operating activities decreased by $5.9 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease was primarily due to:
•	an increase of $1.2 million in our net loss;

•	an increase of $1.7 million in accounts receivable, driven by increased revenue offset by slower collections;

•	an increase of $3.2 million in inventories, as the Company continues to build inventory in response to increased customer demand;

•	a decrease of $2.0 million in deferred revenue driven by the recognition of RF generators in the first two quarters of 2007, which had been deferred in the second half of 2006; and

•	a decrease of $900,000 in other long term liabilities; partially offset by

•	an increase of $3.0 million in accounts payable and accrued compensation, primarily related to increase in professional fee expense accruals, employee compensation related accruals.
     Cash flows from investing activities
     Net cash provided by investing activities increased by $7.6 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease was primarily due to:
•	an increase of $4.5 million in net sales of short-term investments; and

•	a decrease of $3.1 million in purchases of property, plant and equipment.
     Cash flows from financing activities
     Net cash provided by financing activities decreased by $1.5 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease was primarily due to:
•	an increase of $1.8 million in proceeds received upon the exercise of stock options for common stock; partially offset by

•	an increase of $238,000in employee payroll taxes withheld and paid on behalf of employees related to the release of restricted stock units on a net issuance basis. There were no restricted stock unit releases on a net issuance basis during the nine months ended September 30, 2006.
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
     Other Factors Affecting Liquidity and Capital Resources
     We expect that marketing and research and development expenses will increase in absolute dollars as compared to 2006 in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining Food and Drug Administration and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company; and the number and timing of acquisitions and other strategic transactions.
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
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of September 30, 2007.

Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations and Capital		Less Than	1 - 3	3 - 5	More Than
Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$7,322	$891	$1,074	$1,160	$4,197
Inventory purchase commitments	3,171	3,171
Other purchase commitments	994	994

Total	$11,487	$5,056	$1,074	$1,160	$4,197

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 7% of sales revenue for the three-month period ended September 30, 2007 has been denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure to risk from changes in foreign currency exchange rates.
     While our reporting currency is the U.S. dollar, a portion of our assets (primarily deposit accounts) are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and foreign currencies. If a foreign currency depreciates against the U.S. dollar, the value of a portion of our earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.
     Our exposure to interest rate risk at September 30, 2007 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 due to the material weakness in our internal control over financial reporting as discussed below. We have taken steps to remediate the material weakness, including hiring of additional staff, additional training of existing staff and additional management review of accrued liabilities. Our Chief Executive Officer and Interim Chief Financial Officer, however, cannot provide assurances that the material weakness has been remediated as of September 30, 2007 until independent testing is performed.
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
Management’s Plans for Remediation
     In response to the material weakness in our internal control over financial reporting discussed above, we implemented a process to enhance review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments. Additionally, in March 2007, we began implementing additional training for the financial staff and plan to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned levels of responsibility and the nature and complexity of our business. We plan to further enhance the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that are in place, and also those that are being implemented, particularly with respect to ensuring the completeness and accuracy of accrued liabilities and related operating expenses. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including the remediation of the material weakness discussed above.
Changes in internal control over financial reporting
     There were changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. As previously reported, our Chief Financial Officer resigned effective October 1, 2007, and we appointed an Interim Chief Financial Officer effective October 1, 2007.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. Patents. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. On October 30, 2006 a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 has been postponed due to Court schedule delays and a new trial date has not yet been set.
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
     As of September 30, 2007, we had an accumulated deficit of approximately $49.4 million. While we were profitable in 2004 and 2005, we had a net loss in 2006. We have increased and intend to continue to increase operating expenses in 2007 in areas such as research and development, sales and marketing and legal fees, which we project, will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:
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
     Our manufacturing processes are required to comply with the Food and Drug Administration’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The Food and Drug Administration enforces its Quality System Regulations through periodic announced or unannounced inspections and if our manufacturing facility fails a Quality System inspection, our operations and manufacturing could be interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products.
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
     We are also subject to medical device reporting, or MDR, regulations that require us to report to the Food and Drug Administration if our products cause or contribute to a death or serious injury or if they malfunction. As of September 30, 2007, we have submitted 109 medical device reports. In 49 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In 16 cases, the patient developed a pulmonary embolism, 13 of which related to the Company’s ClosurePLUS catheter, and 3 relate to the Company’s ClosureFAST catheter. In March 2005, we received a report that a patient treated with a motorized varicose vein treatment device and our radiofrequency ablation catheter was admitted to a hospital and diagnosed with a pulmonary embolism 13 days after the procedure and died the following day. In November 2006, we received a report that a patient treated with ambulatory phlebectomy of systemic varicosities and our radiofrequency ablation catheter died the following day of a pulmonary embolism. In October 2007, we received a report that a patient previously treated with the ClosureFAST catheter died as a result of a pulmonary embolism.  We have reported all MDR events to the Food and Drug Administration via the MDR process. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the Food and Drug Administration, which could include any of the above sanctions. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our production, product sales and profitability.
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
     We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. During 2007, five of our officers have resigned. We cannot assure you that we will be able to retain other qualified personnel or recruit other qualified personnel in the event of any future terminations.
Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Interim Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Interim Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	VNUS Medical Technologies, Inc.

/s/ PETER OSBORNE

Peter Osborne
Interim Chief Financial Officer (Interim Principal
Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Interim Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Interim Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.