Form 10-K
period 2007-12-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2008-03-14
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-50988

VNUS Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3216535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5799 Fontanoso Way, San Jose, California (Address of principal executive offices)	95138 (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $83.2 million on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2008, 15,776,647 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this report incorporate information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

VNUS MEDICAL TECHNOLOGIES, INC.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements contained in or incorporated by reference into this report are forward-looking statements within the meaning of Section 2E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “projects,” “estimates,” “expects,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. In addition, any statements concerning future financial performance, reimbursement rates, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A below. Our actual results may differ materially from expected results based on a number of factors affecting our business, including, among other things, changing competitive markets, clinical trial data and regulatory conditions; and continued market acceptance of the ClosureFAST catheter; customer and physician preferences; changes in reimbursement levels established by governmental and third-party payors; the ability of the Company to protect its patent position; the effectiveness of advertising and other promotional campaigns; and overall economic and market conditions. The reader is cautioned not to unduly rely on these forward-looking statements. We expressly disclaim any intent or obligation to update these forward-looking statements except as required by law.

Item 1:	Business

Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the VNUS Closure® system, consists of a proprietary radio-frequency, or RF, generator and proprietary disposable endovenous catheters to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 300,000 patients have been treated using our Closure® system since 1999, with nearly 100,000 of these patients treated in 2007.

Published population studies indicate that approximately 25 million people in the United States and 40 million people in Western Europe suffer from symptomatic venous reflux disease and experience painful symptoms. Due to the pain and discomfort of the condition, venous reflux disease can be disabling and have a significant impact on a person’s quality of life by disrupting physical, social and professional activities. We believe that the high prevalence of venous reflux disease and the limitations of other available treatments have created a significant opportunity for our Closure system.

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

We believe the VNUS Closure system represents a significant advance over vein stripping and also provides significant advantages over endovenous laser ablation, or EVL. The Closure procedure effectively treats venous reflux disease and painful varicose veins, is minimally invasive, can be used in an outpatient or physician office setting, and allows patients to quickly resume normal activities. Moreover, the Closure procedure is supported by a significant amount of clinical data. For example, we sponsored a randomized trial that compared our Closure procedure to vein stripping, which found our Closure procedure to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Three additional randomized clinical trials have subsequently produced favorable results as well, and the five year follow-up results from our multi-center patient registry were published in the Journal of Vascular Surgery in 2005. References to over 80 published medical articles and book chapters about our product and its clinical performance can be found at our website at www.vnus.com/navigation/clinicallibrary.htm.

In February 2007, we began the market introduction of our ClosureFASTtm catheter. We believe that this is a significant advancement of the Closure procedure. Our multicenter clinical trial results indicate that the ClosureFAST catheter allows for faster procedure times, and produces vein occlusion rates of approximately 96% which are higher than historical results produced by our ClosurePLUStm catheter up to one year. In 2007 we sponsored a multicenter randomized comparative trial of our ClosureFAST catheter versus laser ablation which found that the ClosureFAST catheter produced fewer complications, and less pain and tenderness than treatment with laser.

As of March 1, 2008, our Closure procedure was accepted by the policies of over 140 health insurers, representing over 220 million covered lives in the United States. We sell our Closure system in the United States through our direct sales organization and market our Closure system through a direct sales force in Germany, the United Kingdom and France and in other international markets through distributors.

Corporate Background

Our principal offices are located at 5799 Fontanoso Way, San Jose, California 95138 and our telephone number is (408) 360-7200. We were incorporated in Delaware in January 1995. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our Code of Conduct and Business Ethics, Corporate Governance Guidelines, Insider Trading Policy and Audit Committee, Compensation Committee and Governance and Nominating Committee Charters are available through our website (www.vnus.com under the “Investor Relations” section) free of charge. Our filings with the Securities and Exchange Commission, or SEC, are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The terms VNUS®, Closure® and VNUS Closure® are our registered trademarks. The terms ClosurePLUStm, ClosureFASTtm, RFGPlustm, ClosureRFStm as well as our current logo, are our trademarks. Veinlite® is a registered trademark of Translite, LLC.

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

Venous Reflux Market

Based on published population studies, approximately 25 million people in the United States suffer from symptomatic venous reflux disease. Using our sales data and estimates of competitor sales, we estimate that approximately 235,000 saphenous vein procedures were performed in the U.S. in 2007. We estimate that 195,000 of these procedures involved minimally invasive treatments utilizing our Closure catheter or other companies’ laser products.

In Western Europe, the prevalence rate of venous reflux disease is comparable to the United States, resulting in approximately 1.6 times the number of people in the United States, or 40 million people, suffering from symptomatic venous reflux disease. However, we estimate the incidence of saphenous vein treatment procedures is approximately 3.0 times the incidence in the United States, with approximately 700,000 patients treated annually.

Based on the prevalence of the disease and its potentially debilitating outcomes, the economic impact of venous reflux is significant. A study we commissioned estimated that approximately 2 million work days are lost annually in the United States as a result of symptomatic venous reflux.

Current Treatment Alternatives

Patients suffering from venous reflux disease can receive various treatments for relief from the condition. To provide long-term elimination of symptoms as well as the signs of venous reflux, including varicose veins, refluxing veins are surgically removed or closed. Three treatments use this approach: conventional vein stripping and ligation surgery, endovenous laser ablation and our Closure procedure.

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

Despite these drawbacks, vein stripping surgeries are currently performed, with approximately 40,000 per year performed in the United States and 700,000 per year in Europe. As a result, we believe there is a large opportunity for a minimally invasive venous reflux treatment that avoids or minimizes the drawbacks of vein stripping.

Endovenous Laser Ablation, or EVL.  EVL is a minimally invasive procedure that utilizes an optical fiber that delivers laser energy to heat the blood inside the saphenous vein. The laser energy heat damages the vein by directly perforating the vein, or indirectly, through boiling the blood and producing steam. The optical fiber is withdrawn while laser energy is delivered, inducing thermal damage and a blood clot to occlude the length of the treated vein.

We believe the drawbacks of the most common EVL procedure and technology are significant. For example, EVL does not provide feedback during treatment to guide laser energy delivery or optical fiber withdrawal speed to reflect variability in vein size and blood volume. Without guidance from feedback, EVL can result in undesirable treatment outcomes such as perforation of the vein wall or a blood clot along the treated vein. This creates the potential for significant pain, tenderness, bruising and skin discoloration during the post-operative period.

EVL is less invasive than vein stripping and according to published reports, can effectively treat venous reflux disease and prior to the introduction of our ClosureFAST catheter, was approximately 10 minutes faster to perform than our procedure using our ClosurePLUS catheter, which takes 40 to 60 minutes for experienced users. However, based upon clinical data to-date, we believe that the ClosureFAST catheter allows for procedure times at least as fast as endovenous laser. Newer EVL consoles featuring different wavelengths from earlier models have recently been introduced that may have the potential to reduce pain and bruising complications compared to earlier EVL systems, but use slower pullback rates than earlier EVL systems. Limited clinical data on these systems has been published to date with no long-term follow-up clinical data yet available.

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

The VNUS Closure Procedure

Using our Closure system, physicians close diseased, large superficial veins such as the great saphenous vein. This is accomplished by inserting our proprietary catheter or devices into a vein to heat the vein wall with temperature-controlled RF energy. Heating the vein wall causes collagen in the wall to shrink and the vein to close. The blood then naturally reroutes to healthy veins. Our Closure procedure is commonly performed in either the physician’s office or as a hospital outpatient procedure, in both cases using local anesthesia to numb the leg before treatment. The procedure currently is commonly performed both in the office and hospital settings. We expect to see continuing movement towards the Closure procedure being more commonly performed in a physician’s office.

Physicians generally instruct their patients to walk regularly for several days after our Closure procedure has been performed and return within approximately 72 hours for an ultrasound examination.

We believe our Closure procedure provides the following benefits for patients and physicians:

•	Minimally Invasive Outpatient Procedure. Our Closure procedure can be performed using local anesthesia in a physician’s office, as well as in an outpatient hospital setting or surgicenter.

•	Less Post-Operative Pain. Independent comparative studies have shown that patients receiving our Closure procedure return to work and normal activity significantly faster than those receiving vein stripping. In a comparative trial of our ClosureFAST catheter versus EVL, patients treated using our Closure system exhibited less pain, tenderness, and bruising.

•	Excellent Clinical Outcomes. In a randomized comparative trial of our Closure procedure and vein stripping conducted in 2000, our Closure procedure was found to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Another comparative trial of our ClosureFAST catheter and EVL showed our Closure procedure exhibited fewer complications than EVL. Our multi-center clinical trial of our new ClosureFAST catheter showed a 96.2% accumulative vein occlusion rate at one year using ultrasound imaging. By comparison, earlier studies of the previous generations of the Closure catheter produced a vein occlusion rate of 87% at one year follow-up in our multi-center clinical registry.

•	Long-Lasting Results. Our published multi-center registry data shows our Closure procedure eliminated venous reflux in 87% of 119 limbs evaluated at four years and 84% of 117 limbs evaluated at five years.

•	Safe and Controlled Procedure. Our Closure system includes a number of safety features designed to ensure precise delivery of RF energy. Our system continuously monitors the treatment temperature of the vein wall and adjusts energy delivery throughout the procedure to provide a high level of effectiveness and a low incidence of adverse events during recovery.

•	Cosmetically Appealing. We believe that our Closure system results in less bruising, pain and skin discoloration than both vein stripping and EVL. Additionally, because our Closure procedure is minimally invasive, it results in little or no scarring compared to vein stripping.

We believe the primary disadvantage of our Closure procedure versus treatment using EVL is that our Closure catheter is more expensive than the EVL optical fiber.

Clinical Results

We have established a significant body of clinical data demonstrating the effectiveness and advantages of our Closure procedure.

Prospective Clinical Trial of our ClosureFAST catheter

In April 2006, we initiated a multicenter prospective clinical trial of the ClosureFAST catheter and interim results of the ongoing European trial of the ClosureFAST catheter were published in the Journal of Vascular Surgery in January 2008. This publication showed follow up results up to six months after treatment with a vein occlusion rate of 96.6% at both three and six month follow up involving 198 treated limbs at three months and 74 limbs at six months. There were no serious adverse events. More recent data from this trial were presented in February 2008 at the American Venous Forum meeting by Prof. Thomas Proebstle, M.D. of Heidelberg, Germany. Dr. Proebstle reported on 295 patient limbs treated with procedure times as measured from insertion of the catheter to completion of treatment and catheter removal averaging 15.9 minutes. Vein occlusion efficacy was reported as 96.7% in 223 limbs examined one year after treatment. No serious adverse events were reported. Minor complications included redness in 2.0%, skin pigmentation in 2.4%, subcutaneous bleeding in 1.4%, tenderness (phlebitis) in 1.0% and nerve injury resulting in localized numbness in 3.4% of treated limbs. There were no reports of blood clots or deep vein thrombosis in the European trial.

ClosureFAST Procedure Versus Endovenous Laser Treatment

In 2007, we sponsored the Recovery Trial, a multicenter prospective randomized comparative clinical trial of the ClosureFAST catheter and endovenous laser ablation. After treatment, patients were examined 2, 7, 14, and 30 days after treatment in order to determine how well the patients recovered after treatment. In February 2008, Raymond Makhoul, M.D. of Richmond, Virginia reported interim results at the American Venous Forum meeting. Thirty limbs were treated with the ClosureFAST catheter and 32 limbs were treated with EVL. Analysis of the interim data showed that vein occlusion was achieved in all treated limbs and that procedure times between the ClosureFAST catheter and EVL were similar with catheter-in-to-catheter-out times averaging 13.4 minutes for patients treated with the ClosureFAST catheter and 15.4 minutes for EVL. Interim results presented also showed that patients treated with the ClosureFAST catheter experienced less post-procedure pain, bruising and tenderness than EVL. Adverse results such as blood clot, inflammation and tenderness, skin redness, subcutaneous bleeding, or nerve injury resulting in localized numbness were seen in one patient (3.3%) treated with the ClosureFAST catheter compared to 38% of patients treated with EVL.

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

In addition to the EVOLVeS trial, three small single-center randomized trials were independently performed by third parties comparing our Closure procedure to vein stripping. These trials reached the same general conclusions as the published EVOLVeS trial. The clinical outcomes from these single-center trials showed that patients treated with our Closure procedure exhibited significantly less post-operative pain, faster return to normal activities, faster restoration of physical function or better quality of life than vein stripping patients. Other clinical outcomes in these trials showed no significant differences between the treatment groups.

Clinical Registry of the Closure Procedure

In 1998, we established an ongoing clinical registry to which more than 30 centers worldwide have contributed data. In 2005, long-term data for up to five years following treatment was published, as is noted in the table below, and shows the efficacy of our Closure procedure at eliminating venous reflux.

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

Single-Center Studies of Our Closure Procedure

The largest independent single center study of our Closure procedure was published in the May 2007 issue of the Journal of Vascular Surgery. This trial of 682 limbs concluded that treatment with our Closure catheter results in the clinical improvement of symptoms and helps in the healing of venous ulcers. Two other independent single-

center studies of our Closure procedure reported 97% vein occlusion in 170 patients, as reported in a peer-reviewed article in 2002 in the Japanese Journal of Phlebology, and 99% vein occlusion in 217 limbs, as indicated in a non-peer reviewed report presented at the European Society of Vascular Surgery in September 2003, in each case at one year after treatment with our Closure procedure. In September 2004, an article published in the Journal of Vascular Surgery by a group of physicians at Maimonides Medical Center in Brooklyn, New York, reported a 16% incidence of blood clots extending into deep veins in the first 73 limbs treated by the group with our Closure procedure. Complete clot resolution was achieved within two weeks in all but one patient and no patient developed serious subsequent issues. The incidence of blood clots reported by this group is inconsistent with 10 other previously published independent peer-reviewed reports that found an incidence of blood clots from 0% to 1% in over 2,000 limbs treated. In addition, we are not aware of any other physicians to whom we have sold catheters that have reported an incidence of blood clots similar to that found by the Maimonides Medical Center physicians. In a Letter to the Editor published in the Journal of Vascular Surgery in February 2005, this group of physicians acknowledged the benefits of our Closure procedure and indicated that they continue to perform our procedure. We do not believe the 510(k) clearance for our Closure procedure will be impacted by this article or that the Food and Drug Administration (FDA) will take any adverse action with respect to the incidents identified in this report. However, if the FDA were to identify any serious safety risk it could impose a product recall or withdraw our clearance. Although we believe this is an isolated occurrence, prospective customers may deem this report relevant and require additional information or references prior to purchasing our products or refrain from purchasing our products.

Products

Our Closure system consists of a proprietary RF generator and proprietary disposable catheters. We also sell sterile supply kits and other accessory supplies used to perform our Closure procedure. Additionally, we sell disposable devices to treat perforator vein reflux, instruments to remove varicose veins, and compression stockings.

Disposable Endovenous Catheters

ClosureFAST Catheter

Our proprietary disposable endovenous ClosureFAST catheter was designed to be a next generation replacement for our previous ClosurePLUS catheter, offering both a faster and simpler endovenous ablation procedure while maintaining the procedural and patient benefits of the original ClosurePLUS procedure.

The design of the ClosureFAST catheter includes a 7 cm heating element or coil which contacts the vein wall and uniformly heats to a localized depth to limit damage to the surrounding tissue. With ClosureFAST, ’segmental ablation’ is used to serially treat 7 cm segments using 20 seconds to heat, shrink and occlude the vein, with no energy delivered during the brief ’re-indexing’ or repositioning of the catheter between vein segments to be treated. Based upon the multi-center clinical trial of the ClosureFAST catheter, we believe that leaving the catheter stationary while heating and ablating the vein wall provides more consistent therapeutic heating of the vein wall and improved efficacy compared to our previous ClosurePLUS catheter. Also, stationary heating of the vein wall avoids the potential of overly fast pullback of the catheter by the physician, which has been reported in clinical studies to result in lower rates of effectiveness.

A temperature sensor located at the distal portion of the catheter measures and transmits the temperature to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The ClosureFAST catheter has a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire.

ClosurePLUS Catheter

Our ClosurePLUS catheter is used to deliver RF energy to heat the walls of the saphenous veins. Each catheter has a set of collapsible electrodes located at the tip. The electrodes expand to contact the inner wall of the vein to be treated and produce uniform heating on all sides of the vein wall as well as a localized depth of heating to limit damage to surrounding tissue. During the procedure, the catheter is slowly withdrawn along the length of the vein in a ’continuous pullback’ approach. The electrodes collapse as the vein shrinks in response to heating.

A temperature sensor located on one of the electrodes measures and transmits the temperature of the vein wall to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The ClosurePLUS catheter also has a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire.

ClosureRFStm Device for Treatment of Perforator and Tributary Veins

In 2005, we introduced the ClosureRFS device. This device is intended to broaden the clinical applicability of our VNUS Closure system to include the treatment of incompetent perforator veins and tributary veins connected to the greater saphenous vein. This device is compatible with our RF generator, is intended to treat smaller diameter veins, is shorter in length and smaller in diameter than either our ClosureFAST or ClosurePLUS catheters, and the electrodes located at the tip do not expand.

RFGPlus Generator

The VNUS RFGPlustm RF generator delivers energy to the catheter and continuously monitors the treatment temperature at the vein wall, automatically adjusting the power delivered to the catheter to achieve a target temperature. This feedback system is designed to allow the physician to perform our Closure procedure at a relatively constant temperature over the entire length of the treated vein. The RF generator is controlled by proprietary embedded software which allows it to recognize each catheter model and to automatically select the appropriate algorithm. An operating system software upgrade was distributed in the first quarter of 2007 to allow existing RFGPlus generators to recognize and operate all VNUS disposable devices and catheters for the treatment of venous reflux. This includes the new ClosureFAST catheter, as well as our ClosurePLUS catheter and ClosureRFS device. The RF generator is a table top unit with a digital display panel that can be configured for multiple languages and provides readings of the temperature of the vein wall at the point where energy is applied and the power used during treatment, as well as advisories to the physician to provide helpful guidance during the procedures, including information that informs the physician if the energy delivery element is maintaining adequate contact with the vein wall.

Accessories and Other Products

Our accessory products include our Closure procedure pack and other ancillary products for inserting catheters and devices into veins. Our Closure procedure pack contains the sterile supplies needed to perform our Closure procedure, consisting of gowns, surgical drapes, scalpels, introducer sheaths and other incidental supplies. Our other ancillary products include reusable phlebectomy instruments for removal of varicose veins and vein access supplies such as introducer sheaths and needles. In 2007, we launched four additional accessory products including ClosureFAST accessory products.

Seasonality

Historically, we have experienced lower sequential sales of our disposable endovenous catheters and RF generators in the first and third quarters compared to the second and fourth quarters. We believe this seasonality has occurred as a result of a lower number of our Closure procedures scheduled during the December holiday period and early in the first quarter of the year as well as normal summer slowdown in demand. In 2007, we noted this same seasonality effect in the first quarter of the year, but did not experience it in the third quarter of the year. We expect that the historical seasonality effect in 2008 will be consistent with our experience prior to 2007.

Sales and Marketing

We have focused our sales and marketing efforts on increasing awareness of our Closure system among physicians with an active vein treatment practice and among those looking to establish such a practice. These physicians include vascular and general surgeons, interventional radiologists and phlebologists, among others.

We maintain a direct sales organization in the United States, which, as of December 31, 2007, consisted of 62 employees. We also have a direct sales presence in Germany and France through our German subsidiary. In January 2007, we also established a direct sales presence in the United Kingdom. We market our products in other selected international markets primarily through exclusive distributors. Our international network of distributors currently market and sell our products in seventeen countries in Europe, nine countries in Asia and ten countries in the rest of the world. We may enter into additional distribution agreements after a market-by-market analysis.

Our marketing group supports our sales representatives primarily through four physician-targeted initiatives:

•	We educate and train physicians interested in performing our Closure procedure. We also educate experienced physicians in the use of our Closure procedure for treatments in perforator veins, tributary veins, large veins, venous ulcer patients and small saphenous veins through workshops and one-on-one training sessions.

•	We assist physicians in educating their current and potential patients about our Closure procedure. We create and make available an expansive array of support tools for physician use such as patient videos, advertising materials, brochures and patient testimonials designed to help physicians educate both patients and referring physicians on the many benefits of our Closure procedure.

•	We assist physicians by communicating with insurance companies to expand coverage and by providing our clinical data to counter any procedure authorization denials by payors.

•	We seek to add and promote products to leverage our position as the leader in vein treatments and as the single-source supplier for a physician’s vein treatment needs.

Our marketing group also engages in direct-to-consumer initiatives to encourage patients to contact physicians regarding our Closure procedure. We seek to educate potential patients through television and print media advertising, public relations, and the internet. Our website provides information to patients and physicians interested in our Closure procedure and our ClosureFAST catheter and features a physician locator which facilitates patients being able to locate physicians in their area who offer the Closure procedure.

Reimbursement

Payment for patient care in the United States is generally made by third-party payors, which include private insurers and governmental insurance programs such as Medicare. We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from these third-party payors. To date, third-party reimbursement for our Closure procedure is well established in the United States. Approximately 140 individual third-party payors have established a policy of coverage encompassing approximately 220 million lives in the United States. All of the top ten health insurers and administrators in the United States cover our Closure procedure, including Blue Cross Blue Shield entities, United Healthcare, Aetna, Cigna, Humana and Kaiser.

Separate CPT codes have been approved by the American Medical Association for both RF and laser ablation of venous reflux and became effective at the beginning of 2005. In 2008, the national average payment by Medicare to physicians under the Medicare fee schedule is $1,900 when our Closure procedure is performed in the physician’s office, which is lower than the 2007 rate of $2,071 due to Centers for Medicare and Medicaid Services, or CMS, adjustments to portions of the RVU payment methodology for the Medicare Physician Fee Schedule that went into effect on January 1, 2008. The rate of reimbursement for the Closure procedure in 2008 is $255 more than the national average Medicare rate paid for laser ablation in the physician’s office. By comparison, the difference was $222 in 2007 and $175 in 2006. If our Closure procedure is performed in a hospital, the Medicare national average payment to physicians is $324, which is similar to the rate established for laser ablation, which is $327. When our Closure procedure is performed on a Medicare patient in the hospital, the hospital will receive a national average payment of $2,714 as reimbursement for the Closure procedure, which is $579 higher than the 2007 rate of $2,135, and is $1,068 higher than the 2008 reimbursement rate for laser ablation, which is $1,646. The rate difference reflected a change to a lower ambulatory payment class group for the laser ablation codes. Consideration was given to disposable median cost and other resources used in delivery based on claims data submitted to CMS Hospital Outpatient from January 1, 2007 to December 31, 2007.

We estimate that approximately 10% to 15% of the U.S. patients who receive treatment with our Closure system are covered by or eligible for Medicare coverage. Private healthcare insurers may establish payment rates that are different from Medicare and these rates are typically higher.

Acceptance of our products in international markets is dependent, in part, upon the availability and adequacy of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly by country. International reimbursement and healthcare payment systems include both government sponsored healthcare and private insurance. Currently, our Closure procedure is covered and reimbursed by British National Health Service and by the five largest private healthcare insurers in the United Kingdom. We have launched several initiatives in Europe to achieve third party or national reimbursement, particularly in Germany and France. Our Closure procedure was listed in the nomenclature of surgical procedures published in July 2005 in France, but reimbursement for our procedure was not approved at that time. We are working with the appropriate authorities to achieve reimbursable status in the future.

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

Business Development

Our business development focus is on adding additional vein products that can be marketed using our direct sales force to vascular surgeons, general surgeons, interventionalists and phlebologists.

In July 2006, we entered into a distribution agreement with TransLite, LLC under which we were granted rights to distribute the Veinlite product line in the United States. The Veinlite products provide visualization of superficial veins for use in sclerotherapy procedures, vein mapping and venous access. The products also offer a unique feature set, are portable, cost-effective and easy-to-use. This product line is complementary to our other venous care products.

Manufacturing

We currently manufacture, package and label our disposable catheters within our facility in San Jose, California. We outsource the manufacture of our RF generators. We believe that our manufacturing facilities are adequate for our current needs and for the foreseeable future.

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

Our quality assurance group provides an independent inspection at various steps in the manufacturing cycle that is designed to verify that each lot of components and finished products are compliant with our specifications and applicable regulatory requirements. Sterilization testing is validated using a certified third-party laboratory to verify the effectiveness of the sterilization process. Our quality assurance systems are required to be in conformance with the Quality System Regulations as mandated by the FDA. For sale of products in the European Community, our products and quality structure are required to be compliant to the current standard, ISO 13845:2003 for medical devices. Prior to receiving certification under ISO 13485:2003, we maintained certification under ISO 9001/EN46001 for the same purpose. Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third-party reviewer, a Notified Body, must approve our products for CE marking. Our Closure system was CE marked in 1998. Our ClosureFAST and ClosureRFS products and some of our accessory products are also CE marked.

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

Suppliers of components used in the manufacture of our disposable catheters and our RF generators may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the FDA’s Quality System Regulations, equipment malfunction and environmental factors. Furthermore, establishing additional or replacement suppliers for our materials may take a substantial period of time. This could create supply disruptions that would materially adversely affect our reputation, product sales and profitability.

For those components other than RF generators for which there are relatively few alternate sources of supply, we believe that we could establish additional or replacement sources of supply in a timely manner to meet the requirements of our business.

Patents and Proprietary Technology

We believe that in order to maintain our competitive advantage, we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to the growth of our business. As of December 31, 2007, we had 33 issued U.S. patents and 39 pending U.S. patent applications, many of which relate to our Closure system and procedure, including, among other things, vein shrinkage and occlusion using various forms of energy, including RF, self expanding and collapsing electrodes and use of single and double electrode array devices. We also have other issued U.S. patents and pending U.S. patent applications that are not directly related to our Closure system or procedure. Our issued patents related to our Closure system and procedure will expire between 2016 and 2018. As of December 31, 2007, we had 27 foreign patents providing protection in Australia, New Zealand, Singapore, Russia, South Korea, China and Europe, and other foreign jurisdictions, and we had 31 pending foreign patent applications, many of which relate to our Closure technology, in Europe, Japan, China, Canada and other foreign jurisdictions.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by U.S. patents held by them. In addition, our competitors may assert that future products and methods we may market infringe their U.S. patents.

Competition

Within the market for the treatment of venous reflux disease, we compete primarily against companies that market and sell EVL systems, but also against vein stripping surgery. Sclerotherapy and phlebectomy procedures that treat varicose veins at the surface of the skin are complementary to our Closure procedure because, for the most part, they do not treat saphenous vein reflux and may be used in conjunction with our Closure system.

Vein stripping and ligation surgery has historically been the standard of care to address venous reflux disease. This procedure has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. Vein stripping is declining in usage in the United States due to the acceptance of endovenous vein ablation. However, vein stripping remains the principal treatment for saphenous vein reflux in Europe.

Competitors that have developed and market EVL systems include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., Sciton, Inc. and Vascular Solutions, Inc. Most of these competitors’ EVL systems use laser energy to occlude diseased veins by clotting the blood in the vein. Prior to the introduction of the ClosureFAST catheter, procedure time with a laser system was approximately five to ten minutes shorter than treatment with the ClosurePLUS catheter. With the introduction of our ClosureFAST catheter, procedure time between RF and laser are approximately equivalent. However, the optical fiber used in EVL costs less than our ClosureFAST catheter.

Additionally, physicians have used foam sclerotherapy to treat great saphenous reflux. Similar to sclerotherapy, in this procedure the physician combines air or carbon dioxide with a sclerosant solution to create a foam for injection into the refluxing saphenous vein. The FDA has not approved the marketing of sclerosant solutions for this purpose. Provensis, a division of BTG plc, after having its clinical trial of sclerosant foam placed on clinical hold by the FDA, in 2006 resumed a clinical trial of foam sclerotherapy in the U.S.

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

We believe that the principal competitive factors in the market for the treatment of venous reflux include:

•	improved patient outcomes;

•	cost effectiveness;

•	ease-of-use and speed of procedure for physicians;

•	product quality;

•	sales and marketing capability;

•	acceptance by leading physicians;

•	the publication of peer-reviewed clinical studies;

•	approval of reimbursement by healthcare payors;

•	patent protection.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA as well as other federal, state and foreign laws and regulations.

United States

Our products are regulated in the United States as medical devices by the FDA and other regulatory bodies.

Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or prior pre-market approval from the FDA. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway.  When we are required to obtain a 510(k) clearance for a device that we seek to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, the date of enactment of the Medical Device Regulations. The FDA is required by law to respond to a 510(k) premarket notification within 90 days of submission, but the response may be a request for additional information or data, sometimes including clinical data. In addition, if the FDA believes the device is not substantially equivalent to a legally marketed predicate product, the device may be declared as Not Substantially Equivalent. That determination would require the company to file a Pre-Market Approval (PMA) to the FDA to obtain product approval (please see the Premarket Approval Pathway section).

After a device receives 510(k) clearance or PMA approval for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require an additional 510(k) clearance or could require a PMA supplement. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA may require the manufacturer to cease marketing and/or recall the modified device until the proper 510(k) clearance or PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory and civil fines or penalties. We have made and plan to continue to make additional product enhancements to our Closure system devices that we believe do not require new 510(k) clearances. We have used the Special 510(k) submission option to obtain FDA clearance on products that have undergone minor modifications, as well as the traditional 510(k) clearance process for more substantial changes.

Premarket Approval Pathway.  A PMA application must be submitted if a device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data and information including, but not limited to, technical, preclinical, human clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After the FDA determines that a PMA application is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by law, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years.

Clinical Trials.  A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) pre-market notification. Clinical trials for a “significant risk” device require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and an Institutional Review Board, or IRB, overseeing the clinical trial. If the product is deemed a “non-significant risk” device under FDA regulations, only informed consent and approval from the IRB overseeing the clinical trial is required. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trials site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s Good Clinical Practice requirements. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The results of clinical testing may not be sufficient to obtain approval of the product.

Continuing FDA Regulation.  After a device is placed on the market, numerous regulatory requirements apply, including:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	FDA notification of product corrections or removal and recalls.

We are also subject to medical device reporting, or MDR, regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2007, our products were used to treat approximately 300,000 patients and we have submitted 114 medical device reports. In 52 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In 17 cases, the patient developed a pulmonary embolism, 13 of which related to the Company’s ClosurePLUS catheter, and 4 related to the Company’s ClosureFAST catheter. We are aware of three patient deaths following treatment with our catheter, all of which are believed to be a result of pulmonary embolism. We have reported all MDR events to the FDA via the MDR process. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA, which could include any of the sanctions set forth below. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our business, product sales and profitability.

We place a significant priority on clinical training and creating the best possible experience for doctors and patients using the Closure system. On August 6, 2007, as a result of a localized incidence of thrombus extensions, we issued a letter to doctors changing the instructions for use of the ClosureFAST catheter advising them to place the tip 2 cm below the saphenofemoral junction versus the previous 1.5 to 2 cm recommendation. We also informed the FDA of this action, which they classified as a Class II recall for administrative reasons. This was a corrective field action involving a change in procedure technique for doctors and did not involve the return of any product. We subsequently assessed the effectiveness of this modification to the procedure technique and found the number of reports of thrombus extension declined to a very low level since the issuance of the letter.

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

We have registered with the FDA as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health and Services. Compliance with regulatory requirements is assured through periodic, announced or unannounced facility inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of certain subcontractors. Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters or untitled letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance(s) or pre-market approvals of new products;

•	withdrawing 510(k) clearances that are already granted; and/or

•	criminal prosecution.

Both the FDA and the Food and Drug Branch of the California Department of Health Services have inspected our facility and Quality System. No significant findings of non-compliance were found during inspection. We cannot assure you that we can maintain the same level of regulatory compliance in the future at our facility.

Current 501(k) Clearances.  We have received 510(k) clearances to market our VNUS Closure system, VNUS ClosurePLUS catheter, VNUS ClosureRFS device, VNUS ClosureFAST catheter, and VNUS RFGPlus RF generator. Our VNUS VarEx phlebectomy instruments are exempt from the pre-market notification requirements.

European Union

Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party reviewer, known as a Notified Body, reviews our product documentation to permit CE marking. Our Closure system was CE marked in 1998. Our ClosureFAST and RFS family of products and some accessory products are also CE marked. We cannot assure you that we will be able to obtain the CE mark approval for new products in the future. The CE mark is contingent upon our continued compliance with applicable regulations and the Quality System Requirements of the ISO 13485:2003 standard. Maintenance of the CE mark, our license to ship into the European Union and other international jurisdictions, requires us to continually demonstrate that we are in compliance with these regulations and standards.

The European Community has regulations similar to that of the FDA for the advertising and promotion of medical devices, clinical investigations and adverse events. We believe that we are in compliance with such regulations at this time.

Rest of the World

Most major markets have different levels of regulatory requirements for medical devices. Our Closure system is currently approved/cleared/licensed/registered in 49 countries. Modifications to the approved products may require new regulatory submission in major markets. The regulatory requirements and the review time vary significantly from country to country. We cannot assure you that we will be able to obtain or maintain the required regulatory approvals in any country. Our Closure system can also be marketed in several other countries that do not regulate medical devices. We cannot assure you of the timing or successes of our efforts to obtain the required approvals for current and future products in international markets.

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

Employees

As of December 31, 2007, we had 294 employees, consisting of 38 in research and development, clinical research and regulatory affairs, 119 in manufacturing and quality control, 98 in sales and marketing and 39 in general and administrative functions. From time to time we also employ independent contractors.

Financial Information

The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part II, Items 6 and 8 of this report.

Item 1A:	Risk Factors

We expect to derive substantially all of our future revenues from sales of our Closure system. If our Closure system does not continue to achieve market acceptance, we may not generate sufficient revenues to continue our operations.

Currently, our primary product offering is our Closure system, which is comprised of two components: our RF generator and our disposable catheter. We commercially introduced our Closure system in late 1998 in Europe and in 1999 in the United States. We launched a new generation RF generator, RFGPlus, in the fourth quarter of 2004, and a new generation Closure catheter, ClosureFAST, in the first quarter of 2007. We expect that sales of our Closure system will continue to account for substantially all of our revenues for at least the next several years. Our revenues could be negatively impacted for a number of reasons including:

•	if reimbursement from U.S. healthcare payors for our Closure system is reduced, inadequate or discontinued.

•	the discovery of design or manufacturing defects in our Closure system, including in the system’s software component;

•	the failure of our Closure system to meet physicians’ expectations;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our Closure system; and

•	price reductions of our Closure catheters due to market pressure.

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

Several companies are marketing EVL systems for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Diomed Holdings, Inc., Dornier MedTech GmbH, New Star Lasers, Inc., doing business as CoolTouch Inc., Sciton, Inc. and Vascular Solutions, Inc. Most of these companies’ EVL systems for the treatment of venous reflux disease include laser fibers that are offered at lower prices than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than us or may enjoy competitive advantages, including:

•	products and procedures that are less expensive and take less time to perform;

•	perceived benefits in product performance and clinical outcomes;

•	established distribution networks;

•	greater experience in launching, marketing, distributing and selling products;

•	established relationships with physicians, healthcare providers and payors; and

•	greater financial and other resources for product development or sales and marketing.

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

As of December 31, 2007, we had an accumulated deficit of approximately $48.5 million. While we were profitable in 2005, we had a net loss in 2006 and 2007. We intend to increase operating expenses in 2008 in areas such as research and development and sales and marketing. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:

•	physician and patient acceptance of our products and procedures;

•	cost of manufacturing our Closure system;

•	the effect of competition from existing and new products and procedures;

•	fluctuations in the demand for our products, including seasonal demand, the timing of orders received and the timing of new product introductions;

•	our ability to recognize revenue from the sales of our products;

•	our ability to protect our intellectual property rights and defend against third party challenges;

•	our ability to hire and train key personnel, including management, sales and technical personnel;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	delays or interruptions in manufacturing and shipping of our products, which may result from our dependence on third-party suppliers;

•	the results of future clinical trial data, including long-term randomized trial data;

•	litigation, including patent litigation, product liability claims and securities litigation;

•	the quality of products we sell;

•	failure to comply with current government regulations and announcements of changes in government regulations affecting us or our competitors;

•	failure to obtain or maintain regulatory approvals and clearances to market our products;

•	our ability to train physicians in performing our Closure procedure; and

•	fluctuations in the international markets where we sell our products.

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

In addition, we anticipate that our operating expenses will increase in the foreseeable future as we continue to expand our sales and marketing, manufacturing and product development activities.

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

Continued use of our Closure system by the medical community is unlikely to be maintained if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. Our Closure procedure is reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts benchmarked off of amounts determined by the CMS which administers the Medicare program, as a guideline in setting their reimbursement policies. CMS reduced the amount of reimbursement for endovenous vein ablation in 2007 and 2008 for procedures performed in the office. Further actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure, or not at all. Even to the extent our Closure procedure is reimbursed by private and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.

We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In January 2007, CMS announced its revised payment methodology for Medicare reimbursement of physician fees in the office setting, to be phased in over the next four years. As a result, Medicare payment of physician fees for performing the Closure procedure in the office and hospital settings will decrease through 2010. We are unable to predict whether CMS will make additional revisions to Medicare payments or whether private healthcare insurers will establish payment rates similar to Medicare.

For some governmental payors, such as the Medicaid program, reimbursement differs from state to state, and some state Medicaid programs may not reimburse for our procedure in an adequate amount, if at all. Any lack of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our Closure system could harm our business and reduce our revenues.

Our international success is dependent upon the availability of reimbursement within prevailing foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Closure system, and these efforts are expected to continue. To the extent our Closure system has historically received reimbursement under a foreign healthcare payment system, such reimbursement has typically been significantly less than the reimbursement provided in the United States. If adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Closure system outside of the United States may decrease, and we may fail to achieve or maintain significant international sales.

Our manufacturing operations are dependent upon third-party suppliers, some of whom are sole-source, making us vulnerable to supply problems and price fluctuations, which could harm our business.

Byers Peak, Inc. is, and we expect for the foreseeable future will be, a sole-source supplier of our RF generator. While the initial term of the supply agreement with Byers Peak expired in February 2007, the contract continues indefinitely until terminated by either party upon 180 days’ notice. We and our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the FDA’s Quality System Regulations, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment or recalls of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our disposable catheter components or RF generators;

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements;

•	switching components may require product redesign and submission to the FDA which could significantly delay production; and

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components for us in a timely manner.

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

Our stock price may be volatile, which may cause the value of our stock to decline or subject us to a securities class action litigation.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actions by institutional or other large stockholders;

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies;

•	our results of operations and financial performance; and

•	general economic, industry and market conditions.

In particular, if our existing stockholders, for example, institutional or other large stockholders, sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell large numbers of shares of common stock, the market price of our common stock could decline significantly. In addition, the stock market in general, and the NASDAQ Stock Market and the market for medical devices in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

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

To successfully grow our business, we will need to attract additional qualified personnel, including management and technical personnel. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, achieve continuing market acceptance for our Closure system and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in San Jose, California, where competition for employees with experience in the medical device industry is intense. We rely on direct sales employees to sell our Closure system in the United States and in portions of Europe. We have expanded our sales team and failure to adequately train our employees in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel, in particular our sales force, we may be unable to grow our business.

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

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

During the years ended December 31, 2007 and December 31, 2006, 7% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because some of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our revenue could decline or products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

If we become subject to product liability claims and our product liability insurance coverage is inadequate or inapplicable, we may be required to engage in costly litigation or pay significant damages, and our business may be harmed.

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

The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s attention and require us to pay damages and discontinue selling our products.

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

Any litigation or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe them, we could be prevented from selling our Closure system unless we can obtain a license to use the technology or ideas covered by such patent or are able to redesign our Closure system to avoid infringement. A license may not be available on terms acceptable to us, or at all, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business would suffer. In addition, our patents are vulnerable to various invalidity attacks, such as those based upon earlier patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

If we are unable to manufacture an adequate supply of our products, we could lose customers and revenues and our growth could be limited or halted.

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

Our products are classified as medical devices. Medical devices are subject to extensive regulation in the United States by the FDA and numerous other federal, state and foreign governmental authorities. FDA regulations specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing;

•	clinical trials in humans;

•	electronic product safety;

•	labeling;

•	storage;

•	marketing;

•	pre-market clearance or approval;

•	record keeping procedures;

•	advertising and promotion;

•	post-market surveillance and reporting of deaths, serious injuries or malfunctions; and

•	export.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System Regulations through periodic unannounced inspections. If our manufacturing facility fails a Quality System inspection, our operations and manufacturing could be interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products.

Compliance with these regulations can be complex, expensive and time-consuming. If we fail to comply with such regulations, we could be subject to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, orders for repair, replacement or refund, customer notifications, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities or those of our suppliers are possible. If we are required to shut down our manufacturing operations or recall any of our products, we may not be able to provide our customers with the quantity of products they require, and we could lose customers and suffer reduced revenue. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth could be limited or halted and our business could be harmed.

We are also subject to medical device reporting, or MDR, regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury or if they malfunction. As of December 31, 2007, we have submitted 114 medical device reports. In 52 cases, a thrombus, or blood clot, was noticed at varying lengths of time after our Closure procedure was performed. In 17 cases, the patient developed a pulmonary embolism, 13 of which related to the Company’s ClosurePLUS catheter, and 4 related to the Company’s ClosureFAST catheter. We are aware of three patient deaths following treatment with our catheter, all of which are believed to be a result of pulmonary embolism. We have reported all MDR events to the FDA via the MDR process. We believe that none of these incidents were caused by design faults or defects in our products. However, it is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA, which could include any of the sanctions set forth below. In addition, the identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our business, product sales and profitability.

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

We depend on our officers, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.

We are highly dependent on our President and Chief Executive Officer, Brian E. Farley, and other officers. Due to the specialized knowledge each of our officers possesses with respect to our Closure system and our operations, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. We do not have any insurance in the event of the death or disability of any of these key personnel. Each of our officers may terminate their employment without notice and without cause or good reason. During 2007, five of our officers resigned. We cannot assure you that we will be able to retain other qualified personnel or recruit other qualified personnel in the event of any future terminations.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

Product sales or introductions may be delayed or canceled as a result of the FDA’s regulatory process, which could cause our sales or profitability to decline.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the FDA will not require a new product or product enhancement go through the lengthy and expensive pre-market approval application process.

Delays in obtaining regulatory clearances and approvals may:

•	delay or eliminate commercialization of products we develop;

•	require us to perform costly procedures;

•	diminish any competitive advantages that we may attain; and

•	reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the FDA to market our Closure system, we cannot assure you that the clearance of our Closure system will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Modifications to our products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearance or approvals are obtained.

Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a pre-market approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our Closure system and RFS devices for which we have not sought additional 510(k) clearance. The FDA may not agree with our decisions regarding whether new clearances or approvals are required. If the FDA disagrees with us, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

If we are incorrect in our belief that our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the FDA and other applicable regulations, and the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at universities or other medical device companies. Although there are no claims currently pending against us, we may be subject to future claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research or sales personnel or their work product could hamper or prevent us from improving our products or selling our existing products, which would harm our business.

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

We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearance of our products and products in development; and

•	the cost of litigation and other legal actions.

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

Our principal corporate office and manufacturing facility is located in a 93,650 square foot facility on Fontanoso Way in San Jose, California. The Company completed its move to this facility effective June 30, 2006 from its previous location on Zanker Road in San Jose, California. The Company’s lease on the Fontanoso facility will expire in February of 2014. We believe that this facility is adequate for our current and future needs. The Company also leases sales offices located in Southhampton, England and Weinstadt, Germany. The Southhampton, England lease expires in 2009. The Weinstadt, Germany lease is cancellable at any quarter end with a minimum of three months notice.

Item 3:	Legal Proceedings

On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. patents. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. On October 30, 2006, a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 was postponed due to Court schedule delays and a new trial start date has been set for June 2008.

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

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The NASDAQ Stock Market under the symbol “VNUS” since our initial public offering on October 20, 2004. The following table sets forth the intra-day high and low per share bid prices of our common stock from January 1, 2006 through December 31, 2007, as reported by The NASDAQ Stock Market.

	High	Low

Year Ended December 31, 2007
First Quarter	$10.71	$8.38
Second Quarter	$15.54	$9.92
Third Quarter	$16.03	$12.24
Fourth Quarter	$16.19	$12.90
Year Ended December 31, 2006
First Quarter	$9.09	$7.33
Second Quarter	$8.38	$6.98
Third Quarter	$8.20	$5.97
Fourth Quarter	$8.96	$6.46

As of February 29, 2008, there were approximately 171 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information incorporated by reference into Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser of ours, acquired any of our equity securities during the year ended December 31, 2007.

Use of Proceeds

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-117640) that was declared effective by the SEC on October 19, 2004. In connection with our initial public offering, we received net proceeds of $54.0 million.

The net proceeds from our initial public offering have been invested primarily money market instruments, debt instruments of the U.S. government and its agencies and high-quality corporate issuers, all with maturity dates less than one year. We have, and intend to continue to use, our net proceeds for sales and marketing activities, for research and development activities, and for working capital and general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. We have no present understandings, commitments or agreements to enter into any material acquisitions or investments.

Stock Price Performance Graph

Comparison of 38 Month Cumulative Total Return*
Among VNUS Medical Technologies, Inc.,
the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

*	$100 invested on 10/20/04 in stock or on 9/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6:	Selected Consolidated Financial Data

The following table sets forth our selected financial data. This information should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Part II, Item 7 of this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of our operating results or financial position to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$70,904	$51,681	$49,170	$38,166	$21,838
Cost of revenues	25,706	17,284	12,311	9,542	6,311

Gross profit	45,198	34,397	36,859	28,624	15,527

Operating expenses:
Sales and marketing	25,311	22,343	20,173	16,235	11,997
Research and development	9,444	7,422	3,815	4,540	3,513
General and administrative	19,340	15,402	9,025	5,200	2,772

Total operating expenses	54,095	45,167	33,013	25,975	18,282

(Loss) income from operations	(8,897)	(10,770)	3,846	2,649	(2,755)
Interest income and other, net	3,451	3,471	1,779	439	171

(Loss) income before provision for income taxes	(5,446)	(7,299)	5,625	3,088	(2,584)
Provision for income taxes	78	33	275	222	—

Net (loss) income before cumulative effect of change in accounting principle	(5,524)	(7,332)	5,350	2,866	(2,584)
Cumulative effect of change in accounting principle, net of tax	—	73	—	—	—

Net (loss) income after cumulative effect of change in accounting principle	$(5,524)	$(7,259)	$5,350	$2,866	$(2,584)

Basic net (loss) income per share	$(0.36)	$(0.48)	$0.37	$0.73	$(1.97)

Diluted net (loss) income per share	$(0.36)	$(0.48)	$0.35	$0.23	$(1.97)

Shares used in computing basic net (loss) income per share	15,390	15,047	14,652	3,946	1,309

Shares used in computing diluted net (loss) income per share	15,390	15,047	15,466	12,368	1,309

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,269	$38,917	$46,797	$68,566	$11,711
Short-term investments	$24,067	$28,996	$25,718	—	—
Working capital	$71,001	$70,859	$77,362	$70,681	$12,713
Total assets	$86,490	$85,833	$85,339	$77,972	$17,789
Total liabilities	$13,001	$11,085	$5,817	$5,664	$3,548
Total accumulated deficit	$(48,533)	$(43,082)	$(35,823)	$(41,173)	$(44,039)
Total stockholders’ equity	$73,489	$74,748	$79,522	$72,308	$14,241

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2007, and our financial condition at December 31, 2007 and 2006. You should read the following discussion of our financial condition and results of our operations in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” Part 1, Item 1A, as well as those discussed elsewhere. Our actual results may differ materially from expected results based on a number of factors affecting our business, including, among other things, changing competitive markets, clinical trial data and regulatory conditions; continued market acceptance of the Closure system; customer and physician preferences; changes in reimbursement levels established by governmental and third-party payors; the ability of the Company to protect its patent position; the effectiveness of advertising and other promotional campaigns; and overall economic and market conditions. The reader is cautioned not to unduly rely on these forward-looking statements. The cautionary statements made in Part 1, “Forward-Looking Statements” should be read as applying to all related forward-looking statements wherever they appear in this report.

Business Overview

We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. We estimate that in excess of 300,000 patients have been treated using our Closure system since 1999. In the first quarter of 2006, we fully launched our ClosureRFS family of products, which can be used for perforator vein ablation. In February 2007, we began the market introduction of our ClosureFAST catheter. We believe that this is a significant advancement of the Closure procedure in the field of minimally invasive treatment of venous reflux.

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

For the year ended December 31, 2007, we generated net revenues of $70.9 million and net loss of $5.5 million. As of December 31, 2007, we have incurred cumulative losses of approximately $48.5 million. From inception to September 30, 2003 we were not profitable. We were profitable beginning in the last quarter of 2003 through 2005. We incurred net losses in 2006 and through the third quarter of 2007. During the fourth quarter of 2007, we were profitable. We incurred a net loss for the fiscal year ended 2007.

We market our Closure system through a direct sales organization in the United States and France and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors throughout the world.

Most of our U.S. customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 140 health insurers, representing over 220 million covered lives in the United States.

Our net revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products, which comprised 73%, 14% and 13% of our net revenues, respectively, in 2007. At the end of April 2007, we completed a software upgrade that was promoted in the third quarter of 2006 that enabled our RF generator to function with all VNUS disposable catheters and devices for the treatment of venous reflux, including the ClosureFAST catheter released during the first quarter of 2007. The delivery of the software upgrade in March and April of 2007 allowed us to recognize $1.9 million of revenue primarily during the first two quarters of 2007, which had been previously deferred beginning in August 2006.

We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory packs.

We have a diverse customer base of hospitals, physicians and physician groups, with no single customer accounting for 10% or more of our net revenues or accounts receivable in the years ended December 31, 2007, 2006 and 2005.

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

Revenue Recognition.  We sell our disposable catheters RF generators to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. We also sell RF generators to third-party leasing companies in the United States. These third party leasing companies provide long-term lease financing to end-users. We do not provide such long-term lease financing to end-users.

We recognize revenues from the sale of our products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, title has transferred, our price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

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

Valuation of Inventory.  We value our inventory at the lower of cost or market, cost being determined on a first in first out basis. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. The allowance is measured as the difference between the current cost of the inventory and estimated market value and is charged to the provision for inventory obsolescence, which is a component of our cost of revenues. At the point of recognition of the loss, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology, we could be required to increase our inventory allowance and our gross profit could be adversely affected.

Warranty.  At the time we recognize revenues, we establish a reserve for estimated warranty expense associated with revenues, recorded as a component of cost of revenues. We offer a one-year limited warranty on our RF generator which is included in the sales price of the generator. Our estimate of costs to service our warranty obligations is based upon the number of units sold, historical and anticipated cost per claim and rates of warranty claims. We primarily estimate material costs based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Our service agreement with our RF generator manufacturer provides us with a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. As such, our warranty expense is only required to cover those expenses not covered by our service agreement. In addition, from time to time, specific warranty reserves are made for specific technical problems. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the reserve has been based, our gross profit could be adversely affected.

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

Income Taxes.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income

Taxes-an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and historical operating losses. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Share-Based Compensation Expense.  We account for share-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 is not anticipated to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not anticipated to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not anticipated to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as percentages of net revenues, for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	36.3	33.4	25.0

Gross profit	63.7	66.6	75.0
Operating expenses:
Sales and marketing	35.7	43.2	41.0
Research and development	13.3	14.4	7.8
General and administrative	27.3	29.8	18.3

Total operating expenses	76.3	87.4	67.1

(Loss) income from operations	(12.6)	(20.8)	7.9
Interest income and other, net	4.9	6.7	3.6

(Loss) income before provision for income taxes	(7.7)	(14.1)	11.5
Provision for income taxes	0.1	—	0.6

Net (loss) income before cumulative effect of change in accounting principle	(7.8)	(14.1)	10.9
Cumulative effect of change in accounting principle, net of tax	—	0.1	—

Net (loss) income after cumulative effect of change in accounting principle	(7.8)%	(14.0)%	10.9%

Net Revenues by Period

The following table sets forth our net revenues for the fiscal years ending 2007, 2006 and 2005, and the percentage change between periods.

	Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in thousands)

Net Revenues	$70,904	$51,681	37%	$51,681	$49,170	5%

Net revenues increased in 2007 as compared to 2006 primarily due to the following:

•	increased catheter sales in both units and dollars due to increased demand for the ClosureFAST catheter, offset by a lower average sales price;

•	increased RF generator sales in both units and dollars, primarily due to international expansion and recognition of $1.9 million in deferred revenue relating to the software upgrade promoted at the end of 2006 with delivery commencing at the end of the first quarter 2007; and

•	increased accessory sales in both dollars and units.

Net revenues increased in 2006 as compared to 2005 primarily due to the following:

•	increased unit sales of catheters and generators partially offset by reduced average sales price for both and the deferral of $1.9 million of generator sales due to the undelivered software upgrade; and

•	increased accessory sales coupled with the limited launch of the ClosureRFS product line.

We expect net revenues to continue to increase in 2008 as a result of continued market acceptance of our ClosureFAST catheter in both domestic and international markets.

Net Revenues by Product

The following table sets forth the percentage of net revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Catheters and devices	73%	81%	76%
RF generators	14%	8%	18%
Accessories	13%	11%	6%

	100%	100%	100%

We derive our net revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure system, and we believe that competitive pressures have increased modestly over the last twelve months. We believe that the reasons for the increased competitive pressures include pricing and the number of competitors in the market. We expect that the competitive pressures on our business will continue for the foreseeable future.

Net Revenues by Geographic Region as a Percentage of Net Revenues

The following table sets forth the percentage of net revenues from domestic and international sales for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005

United States	93%	96%	96%
Europe & Other	7%	4%	4%

	100%	100%	100%

We market our Closure system through a direct sales organization in the United States and France and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors throughout the world. In 2007, we experienced an increase in net revenues as a percentage of total net revenues from sources outside the U.S., primarily due to the addition of a direct sales presence in the United Kingdom in 2007. We expect our net revenues derived from sales outside the United States to increase in 2008 primarily related to international expansion.

Gross Profit by Period

The following table sets forth our gross profit for the fiscal years ending 2007, 2006 and 2005, and the percentage change between periods:

	Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in thousands)

Gross Profit	$45,198	$34,397	31%	$34,397	$36,859	−7%

Gross profit margin for 2007 was approximately 63.7% compared with approximately 66.6% for 2006 and 75.0% for 2005.

The overall decrease in gross profit margin in 2007 compared to 2006 was primarily due to:

•	lower margin of ClosureFAST catheters, which were introduced by the Company in the first quarter of 2007, as compared to ClosurePLUS catheters, due to initial manufacturing inefficiencies associated with launching a new product; and

•	increases in inventory reserves primarily related to inventory balances on hand in excess of forecasted demand.

The overall decrease in gross profit margin in 2006 compared to 2005 was primarily due to:

•	lower sales of higher margin RF generators, due in part to the deferral of $1.9 million of RF generators sales in 2006 related to the software upgrade promoted at the end of 2006 and delivered in 2007;

•	increases in manufacturing overhead in 2006 due to costs of our new facility; and

•	increases in compensation costs in 2006 related to the adoption of SFAS No. 123R.

Assuming we are able to meet forecasted manufacturing efficiency targets associated with ClosureFAST catheter production and do not experience reductions in average sales price, we expect gross margins for 2008 to range from 66.0% to 67.5%.

Operating Expenses by Period

	Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in thousands)

Sales and marketing	$25,311	$22,343	13%	$22,343	$20,173	11%
Research and development	9,444	7,422	27%	7,422	3,815	95%
General and administrative	19,340	15,402	26%	15,402	9,025	71%

	$54,095	$45,167	20%	$45,167	$33,013	37%

Operating Expense Summary

Overall operating expenses increased $8.9 million in 2007 as compared to 2006, primarily due to:

•	an increase of $6.2 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.5 million in legal expense related to our on-going patent litigation;

•	an increase of $476,000 in trade show and travel related expenses;

•	an increase of $400,000 in direct marketing and advertising expenses;

•	an increase of $225,000 in spending on clinical studies expenses; partially offset by

•	a decrease of $861,000 in facility-related expenses due to the termination of the lease agreement for our previous facility in the second quarter of 2007; and

•	a decrease of $300,000 in legal and other professional fees, primarily associated with filings, patent and trademark registration.

Overall operating expenses increased $12.2 million in 2006, as compared to 2005, primarily due to:

•	an increase of $7.0 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.7 million in legal expense related to our ongoing patent litigation;

•	an increase of $2.0 million in consulting, materials and clinical trial costs related to new products, including our ClosureFAST catheter;

•	an increase of $1.1 million in facility costs for our new corporate headquarters;

•	an increase of $847,000 of restructuring charges from the relocation of our corporate headquarters;

•	an increase of $414,000 in trade show and travel related expenses; partially offset by

•	a decrease of $1.0 million in consulting and professional services primarily related to the initial implementation of SOX 404 requirements in 2005;

•	a decrease of $338,000 in training and literature costs; and

•	a decrease of $189,000 expenses that were charged to product cost to support improvement in the manufacturability of existing products.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.0 million in 2007 as compared to 2006, primarily due to:

•	an increase of $2.1 million due to increased commissions from higher sales, increases in headcount and related expense (including share-based compensation);

•	an increase of $476,000 in trade show and travel related expenses; and

•	an increase of $400,000 in direct marketing and advertising expenses.

Sales and marketing expenses increased $2.2 million in 2006 as compared to 2005, primarily due to:

•	an increase of $2.1 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $419,000 in facility costs for our new corporate headquarters allocated to sales and marketing; partially offset by

•	a decrease of $338,000 in training and literature costs.

We expect sales and marketing expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.

Research and Development Expenses

Research and development expenses increased $2.0 million in 2007 as compared to 2006, primarily due to:

•	an increase of $1.8 million due to increased headcount and related expense (including share-based compensation); and

•	an increase of $225,000 in spending on clinical studies.

Research and development expenses increased $3.6 million in 2006 as compared to 2005, primarily due to:

•	an increase of $2.0 million in consulting, materials and clinical trial costs related to new products, including our ClosureFAST catheter;

•	an increase of $1.4 million due to increased headcount and related expense (including share-based compensation); and

•	an increase of $398,000 in facility costs for our new corporate headquarters allocated to research and development; partially offset by

•	a decrease of $189,000 expenses that were charged to product cost to support improvement in the manufacturability of existing products.

We expect research and development expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.

General and Administrative Expenses

General and administrative expenses increased $3.9 million in 2007 as compared to 2006, primarily due to:

•	an increase of $2.3 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.5 million in legal expense related to our on-going patent litigation;

•	an increase of $378,000 in bank fees and bad debt expenses; partially offset by

•	a decrease of $861,000 in facility related expenses due to the termination of the lease agreement for our previous facility in the second quarter of 2006; and

•	a decrease of $300,000 in legal and other professional fees, primarily associated with filing patent and trademark registration.

General and administrative expenses increased $6.4 million in 2006 as compared to 2005, primarily due to:

•	an increase of $3.5 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.7 million in legal and other professional fees, primarily associated with the Company’s on-going patent litigation;

•	an increase of $847,000 of restructuring charges from the relocation of our corporate headquarters;

•	an increase of $331,000 in facility costs for our new corporate headquarters allocated to general and administrative; partially offset by

•	a decrease of $1.0 million in consulting and professional services primarily related to the initial implementation of SOX 404 requirements in 2005.

We expect general and administrative expenses to be lower in absolute dollars and as a percentage of net revenues in 2008 as compared with 2007.

Interest Income and Other Income (Expense), Net

Interest income and other, net, remained relatively unchanged in 2007 when compared to 2006 at $3.5 million. The changes in interest income and other, net, in 2007 as compared to 2006, were primarily the result of:

•	a decrease of $208,000 in interest and other income primarily related to lower cash and short-term investment balances and declining interest rates; partially offset by

•	an increase of $168,000 in currency related transaction gains primarily due to the weakening dollar against the Euro and the British Pound.

Interest income and other, net, increased by $1.7 million in 2006 as compared to 2005, primarily due to:

•	an increase of $1.3 million in interest and other income; and

•	an increase of $355,000 in currency related transaction gains.

We expect interest income and other net to increase in 2008 primarily due to anticipated increased cash and short-term investments balances as a result of anticipated increases in sales.

Provision for Income Taxes

We have significant net operating loss (“NOL”) and tax credit carryforwards. The $78,000 and $33,000 provisions for income taxes in 2007 and 2006, respectively, primarily represent the estimated foreign and state income taxes payable which could not be offset by NOL and tax credit carryforwards. We expect to use NOL and other tax carryforward amounts to the extent taxable income is earned in the future. At December 31, 2007, we had federal NOL carryforwards of approximately $38.1 million and state NOL carryforwards of approximately $17.8 million. The federal NOL carryforwards expire in various periods from 2018 through 2027 and the state NOL carry forwards expire in various periods from 2012 through 2027. We have federal and state research tax credit carryforwards of approximately $0.8 million and $1.0 million, respectively. The federal research credits expire in various periods through 2027 and the state research credits can be carried forward indefinitely. We also have federal and state AMT credit carryforwards of approximately $181,000 and $25,000, respectively. The AMT credits carry forward indefinitely. The amounts of and the benefits from NOL and credit carryforwards may be impaired in some circumstances. Events that may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership.

We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Therefore, we believe there is sufficient uncertainty regarding our ability to generate future taxable income and use these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at December 31, 2007. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

Liquidity and Capital Resources

	December 31,
	2007	2006	$ Change	2006	2005	$ Change

Cash and cash equivalents	$39,269	$38,917	$352	$38,917	$46,797	$(7,880)
Short-term investments	$24,067	$28,996	$(4,929)	$28,996	$25,718	$3,278
Working capital	$71,001	$70,859	$142	$70,859	$77,362	$(6,503)
Net cash (used in) provided by operating activities	$(5,727)	$(165)	$(5,562)	$(165)	$3,750	$(3,915)
Net cash provided by (used in) investing activities	$3,940	$(7,912)	$11,852	$(7,912)	$(26,669)	$18,757
Net cash provided by financing activities	$2,156	$197	$1,959	$197	$1,150	$(953)

We incurred net losses from inception through December 31, 2007 of $48.5 million. We currently invest our cash and cash equivalents in several money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year and commercial paper. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.

Cash flows from operating activities

Net cash used in operating activities increased $5.6 million in 2007 as compared to 2006 primarily due to:

•	an increase of $3.4 million in inventories, as the Company continues to build inventory in response to increased customer demand;

•	an increase of $1.7 million in accounts receivable primarily due to increased sales offset by improved customer collections;

•	a decrease of $3.8 million in deferred revenue primarily due to deferral of RF generators sales in 2006 relating to the software upgrade promoted at the end of 2006, but not delivered until 2007; and

•	a decrease of $433,000 in deferred share-based compensation; partially offset by

•	an increase of $3.9 million in accrued compensation and benefits.

Net cash used in operating activities increased $3.9 million in 2006 as compared to 2005 primarily due to:

•	an increase of $12.6 million in net loss; partially offset by

•	an increase of $1.8 million in deferred share-based compensation;

•	a decrease of $1.3 million in inventory;

•	an increase of $2.2 million in deferred revenue;

•	an increase of $1.7 million in other long term liabilities; and

•	an increase of $1.1 million in prepaids, other assets, accounts payable and other accrued liabilities.

Cash flows from investing activities

Net cash provided by investing activities increased $11.9 million in 2007 as compared to 2006 primarily due to:

•	a decrease of $4.2 million in cash used to purchase of short-term investments;

•	an increase of $4.0 million in proceeds from the sale of short-term investments; and

•	a decrease of $3.6 million from the purchase of property and equipment.

Net cash used in investing activities decreased by $18.8 million in 2006 as compared to 2005, primarily due to:

•	an increase of $21.8 million in cash used to purchase of short-term investments;

•	an increase of $44.3 million in proceeds from the sale of short-term investments; and

•	an increase of $3.8 million from the purchase of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities increased by $2.0 million in 2007 as compared to 2006 primarily due to:

•	an increase of $2.3 million in the proceeds from the exercise of stock options; and

•	an increase of $345,000 in the amount of employee payroll taxes withheld and paid on behalf of employees related to the release of restricted stock units on a net issuance basis.

Net cash provided by financing activities decreased by $1.0 million in 2006 as compared to 2005 primarily due to a decrease in the proceeds from the exercise of stock options.

Other Factors Affecting Liquidity and Capital Resources

We expect that sales and marketing and research and development expenses will increase in absolute dollars in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the number and timing of acquisitions and other strategic transactions. The costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; and the costs associated with being a public company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

Contractual Obligations and Capital Expenditure Requirements

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by Period
Contractual Obligations and		Less than	1-3	3-5	More than
Capital Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$6,997	$941	$2,255	$2,361	$1,440
Inventory purchase commitments	2,809	2,809	—	—	—
Other purchase commitments	608	608	—	—	—

Total	$10,414	$4,358	$2,255	$2,361	$1,440

On March 14, 2007, we entered into a Lease Termination Agreement (“Termination Agreement”), effective as of March 9, 2007 with the landlord of our former office space at 2200 Zanker Road in San Jose, California (the “Lease”). The Lease expired on June 30, 2007. We paid approximately $256,000 in March 2007 and were not required to pay any further rent and other charges owed under the Lease after the effective date of the Termination Agreement. We received $385,000, the full amount of our security deposit previously paid under the Lease plus interest, less amounts due for March rent through the termination date and other amounts to which Landlord was entitled to apply the security deposit pursuant to the terms of the Lease in March 2007.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 5% of sales revenue for 2007 was denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure of our sales revenue to risk from changes in foreign currency exchange rates.

While our reporting currency is the U.S. dollar, a portion of our assets (primarily deposit accounts) are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and foreign currencies. If a foreign currency depreciates against the U.S. dollar, the value of a portion of our earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position would not be material.

Our exposure to interest rate risk at December 31, 2007 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

Item 8:	Consolidated Financial Statements and Supplementary Data

VNUS MEDICAL TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of VNUS Medical Technologies, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the index under item 15(a)(1) present fairly, in all material respects, the financial position of VNUS Medical Technologies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 13, 2008

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$39,269	$38,917
Short-term investments	24,067	28,996
Accounts receivable, net of allowance for doubtful accounts of $355 and $284, respectively	11,456	8,246
Inventories	5,793	2,798
Prepaid expenses and other current assets	1,421	1,443

Total current assets	82,006	80,400
Property and equipment, net	4,354	4,651
Other assets	130	782

Total assets	$86,490	$85,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,366	$1,340
Accrued compensation and benefits	6,040	2,708
Other accrued liabilities	1,571	2,979
Deferred revenue	1,028	2,514

Total current liabilities	11,005	9,541
Other long-term liabilities	1,996	1,544

Total liabilities	13,001	11,085

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock: $0.001 par value; 10,000,000 authorized; none issued and outstanding at December 31, 2007 and December 31, 2006, respectively	—	—
Common stock: $0.001 par value; 56,666,666 authorized, 15,702,880 and 15,130,598 issued and outstanding at December 31, 2007 and 2006, respectively	15	15
Additional paid-in capital	122,009	117,964
Deferred share-based compensation	(23)	(144)
Accumulated other comprehensive income (loss)	21	(5)
Accumulated deficit	(48,533)	(43,082)

Total stockholders’ equity	73,489	74,748

Total liabilities and stockholders’ equity	$86,490	$85,833

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$70,904	$51,681	$49,170
Cost of revenues	25,706	17,284	12,311

Gross profit	45,198	34,397	36,859

Operating expenses:
Sales and marketing	25,311	22,343	20,173
Research and development	9,444	7,422	3,815
General and administrative	19,340	15,402	9,025

Total operating expenses	54,095	45,167	33,013

(Loss) income from operations	(8,897)	(10,770)	3,846
Interest income	3,061	3,148	1,852
Other income (expense), net	390	323	(73)

(Loss) income before provision for income taxes	(5,446)	(7,299)	5,625
Provision for income taxes	78	33	275

Net (loss) income before cumulative effect of change in accounting principle	(5,524)	(7,332)	5,350
Cumulative effect of change in accounting principle, net of tax	—	73	—

Net (loss) income after cumulative effect of change in accounting principle	$(5,524)	$(7,259)	$5,350

Net (loss) income per share (see Note 2):
Basic
(Loss) income per share before cumulative change in accounting principle	$(0.36)	$(0.49)	$0.37
Cumulative effect of change in accounting principle, net of tax	—	0.01	—

Basic net (loss) income per share	$(0.36)	$(0.48)	$0.37

Diluted
(Loss) income per share before cumulative change in accounting principle	$(0.36)	$(0.49)	$0.35
Cumulative effect of change in accounting principle, net of tax	—	0.01	—

Diluted net (loss) income per share	$(0.36)	$(0.48)	$0.35

Shares used in computing basic net (loss) income per share	15,390	15,047	14,652
Shares used in computing diluted net (loss) income per share	15,390	15,047	15,466

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other		Total
			Paid-In	Share-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
			(In thousands, except share and per share data)

Balances at December 31, 2004	14,371,439	$14	$114,698	$(1,231)	$—	$(41,173)	$72,308
Exercise of stock options	528,550	1	1,149	—	—	—	1,150
Deferred share-based compensation for stock option grants	—	—	10	(10)	—	—	—
Deferred share-based compensation for restricted stock units (RSUs)	—	—	2,264	(2,264)	—	—	—
Fair value of options issued for services	—	—	62	—	—	—	62
Cancellation of options	—	—	(284)	284	—	—	—
Cancellation of RSU’s	—	—	(63)	63	—	—	—
Amortization of deferred share-based compensation	—	—	—	614	—	—	614
Tax benefit on exercise of employee stock options	—	—	88	—	—	—	88
Components of other comprehensive income (loss) Unrealized loss on short-term investments	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	5,350	5,350

Total comprehensive income							5,300

Balances at December 31, 2005	14,899,989	15	117,924	(2,544)	(50)	(35,823)	79,522

Exercise of stock options	164,883	—	197	—	—	—	197
Exercise of stock warrants	21,928	—	—	—	—	—	—
Common stock issued for restricted stock units (RSUs)	43,798	—	(127)	—	—	—	(127)
Deferred share compensation for RSUs	—	—	(2,005)	2,005	—	—	—
Fair value of options issued for services	—	—	10	—	—	—	10
Cancellation of options	—	—	(43)	43	—	—	—
Share-based compensation for stock options	—	—	1,400	244	—	—	1,644
Share-based compensation for RSUs	—	—	608	181	—	—	789
Cumulative effect of change in accounting principle	—	—		(73)	—	—	(73)
Components of other comprehensive income (loss) Unrealized gain on short-term Investments	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	(7,259)	(7,259)

Total comprehensive loss							(7,214)

Balances at December 31, 2006	15,130,598	15	117,964	(144)	(5)	(43,082)	74,748

Cumulative adjustment for FIN 48	—	—	—	—	—	73	73
Exercise of stock options	484,029	—	2,628	—	—	—	2,628
Common stock issued for restricted stock units	88,253	—	(472)	—	—	—	(472)
Cancellation of options	—	—	(41)	41	—	—	—
Share-based compensation for stock options	—	—	1,100	80	—	—	1,180
Share-based compensation for RSUs	—	—	830	—	—	—	830
Components of other comprehensive income (loss) Unrealized gain on short-term investments	—	—	—	—	43	—	43
Cumulative translation adjustment	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(5,524)	(5,524)

Total comprehensive loss							(5,499)

Balances at December 31, 2007	15,702,880	$15	$122,009	$(23)	$21	$(48,533)	$73,489

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(5,524)	$(7,259)	$5,350
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,199	1,103	634
Provision for excess and obsolete inventory	565	298	174
Impairment of long-lived assets	—	181	—
Share-based compensation and amortization	2,010	2,443	676
Tax benefit on exercise of employee stock options	—	—	88
Cumulative effect of change in accounting principle	—	(73)	—
Allowance for doubtful accounts	205	44	216
Warranty reserve	3	283	35
Change in operating assets and liabilities:
Accounts receivable	(3,414)	(1,672)	(1,317)
Inventories	(3,560)	(132)	(1,445)
Prepaid expenses and other current assets	22	(209)	(588)
Other long-term assets	652	51	(191)
Accounts payable	1,026	107	(9)
Accrued compensation and benefits	3,804	(112)	(389)
Other accrued liabilities	(1,810)	875	514
Deferred revenue	(1,486)	2,292	77
Other long-term liabilities	581	1,615	(75)

Net cash (used in) provided by operating activities	(5,727)	(165)	3,750

Cash flows from investing activities:
Purchase of short-term investments	(52,101)	(56,261)	(34,468)
Sale of short-term investments	57,073	53,028	8,700
Purchase of property and equipment	(1,032)	(4,679)	(901)

Net cash provided by (used in) investing activities	3,940	(7,912)	(26,669)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	2,628	324	1,150
Employees’ taxes withheld and paid for restricted stock	(472)	(127)	—

Net cash provided by financing activities	2,156	197	1,150

Net increase (decrease) in cash and cash equivalents	369	(7,880)	(21,769)
Effect of foreign exchange rates	(17)	—	—
Cash and cash equivalents at the beginning of the year	38,917	46,797	68,566

Cash and cash equivalents at the end of the period	$39,269	$38,917	$46,797

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company

VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFStm line of products for the minimally invasive treatment of perforator and tributary vein reflux. The Company introduced the ClosureFASTtm catheter for the minimally invasive treatment of venous reflux disease in the United States in the first quarter of 2007, and internationally in the second quarter of 2007.

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

Foreign Currency Translation.  We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for our German subsidiary, whose functional currency is the United States dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income, net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

For the years ended 2007, 2006 and 2005 foreign currency transaction gains or losses included in other income, net, in the accompanying consolidated statements of operations were $376,000 gain, $208,000 gain and $148,000 loss, respectively.

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

Reclassifications.  Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform with the 2007 presentation.

Net Income (Loss) Per Share.  The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of potential stock including stock

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and restricted stock units and warrants. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net (loss) income available to common stockholders	$(5,524)	$(7,259)	$5,350

Denominator:
Weighted average common shares outstanding used in computing basic net (loss) income per share	15,390	15,047	14,652
Effect of dilutive securities:
Stock options, restricted stock units, and deferred share-based compensation	—	—	814

Total shares, diluted	15,390	15,047	15,466

Net (loss) income per common share:
Basic	$(0.36)	$(0.48)	$0.37
Diluted	$(0.36)	$(0.48)	$0.35

The following outstanding employee stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005

Stock options	1,179	1,634	214
Restricted stock units	538	398	—

Total	1,717	2,032	214

Cash and Cash Equivalents.  The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, 2006 and 2005, the Company held its cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits. Certain accounts were held with financial institutions outside the United States of America in Western European countries.

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

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Costs In accordance with the Emerging Issues Task Force (“EITF”) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, or the lease term of the respective assets, if applicable. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

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

Revenue Recognition.  The Company sells its disposable catheters and radio frequency, or RF, generators, to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in certain international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third-party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users.

The Company recognizes revenues from the sale of its products in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, title has transferred, the seller’s price is fixed or determinable and collectibility is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Where software is more than incidental to the product or the arrangement, the Company recognizes revenues for those products in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collection of the related receivable is probable. Where software is incidental to the product or arrangement, the Company recognizes revenues from the sale of those products in accordance with SAB No. 104.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses.  Advertising costs are expensed as incurred. Advertising expenses incurred in the years ended December 31, 2007, 2006 and 2005 were $664,000, $262,000 and $321,000 respectively.

Cumulative Effect of a Change in Accounting Principle.  Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006, the Company elected to adopt the modified prospective transition method of SFAS No. 123R, Share-Based Payment, except for those options that were measured using the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for which the Company applied the prospective transition method. The impact of the adoption has resulted in an adjustment for the cumulative effect of a change in accounting principle.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 is not anticipated to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not anticipated to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not anticipated to have a material effect on our consolidated financial statements.

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

Note 4 —	Short-Term Investments

The following table summarizes the Company’s short-term investments at December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$8,704	$1	$—	$8,705
Commercial paper	15,325	37	—	15,362

Total short-term investments	$24,029	$38	$—	$24,067

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$8,504	$—	$(14)	$8,490
Asset backed securities	1,997	—		$1,997
Commercial paper	18,500	9	—	$18,509

Total short-term investments	$29,001	$9	$(14)	$28,996

Gross realized gains and gross realized losses on available-for-sale securities were immaterial during the twelve months ended December 31, 2007, 2006 and 2005. The estimated fair values of short-term investments were based on their contractual maturity of one year or less at December 31, 2007.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Balance Sheet Components

	December 31,
	2007	2006
	(In thousands)

Inventories
Raw material and sub-assemblies	$3,007	$1,212
Finished goods	2,254	1,344
Radio-frequency generators	532	242

	$5,793	$2,798

Property and equipment, net(1)
Furniture and fixtures	$390	$367
Computer and office equipment	1,427	1,274
Software	1,036	906
Laboratory equipment	1,934	1,181
Leasehold improvements	2,999	2,884
Assets not ready to be placed in service	150	296

	7,936	6,908
Less accumulated depreciation and amortization	(3,582)	(2,257)

Property and equipment, net	$4,354	$4,651

Other accrued liabilities
Accrued expenses	$520	$1,524
Accrued taxes	392	585
Accrued warranty	72	204
Accrued restructuring	—	352
Other accrued liabilities	587	314

	$1,571	$2,979

(1)	All long-lived assets are located in the United States of America.

Note 6 —	Commitments and Contingencies

Product Warranty Commitment.  The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The increase in the warranty reserve during the year ended December 31, 2006 was for the estimated costs of a field update of the RF generator’s embedded software for use with existing catheters and devices which was provided in

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early 2007. The Company’s warranty reserve is included in other accrued liabilities and changes during the reporting periods are as follows (in thousands):

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Reserve	End of
	Period	Reserve	Utilized	Period

Year ended December 31, 2007	$204	$3	$(135)	$72
Year ended December 31, 2006	$34	$283	$(113)	$204
Year ended December 31, 2005	$43	$35	$(44)	$34

Legal Proceedings.  On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. patents. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. On October 30, 2006, a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 was postponed due to Court schedule delays and a new trial date has been set for June 2008.

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

Leases.  The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $1.4 million, and $869,000, respectively. In November 2005, the Company entered into a lease agreement with Legacy Partners I SJ Fontanoso, LLC, a Delaware limited liability company, for a facility located in San Jose, California. As of June 30, 2006, the Company completed the move of its headquarters and manufacturing operations to this facility, which consists of 93,650 square feet. The term of the lease is March 1, 2006 through February 28, 2014, which includes a rent holiday period during which the Company is not required to make lease payments. The lease provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases

2008	$941
2009	1,115
2010	1,140
2011	1,163
2012	1,198
2013 and thereafter	1,440

$6,997

Under the terms of the Fontanoso lease, the landlord provided an allowance for the planning and construction of tenant improvements in the amount of $1.0 million, which were recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments on the Company’s new facility will be reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvements at the inception of the lease term. Leasehold improvements are depreciated over the lease term, or the estimated lives of the improvements, whichever is shorter.

In connection with the relocation from the previous Zanker facility in 2006, costs of $847,000 associated with exiting the Zanker facility, including an impairment charge of $179,000 for the value of leasehold improvements and furniture and fixtures which were abandoned at the old facility, were recorded in general and administrative expenses during the year ended December 31, 2006.

Changes to the Company’s restructuring accrual in 2007 and 2006 are as follows (in thousands):

			Write-offs of
	Accrued Lease	Accrued	Impaired Leasehold
	Payments, Net of	Realtor	Improvements and	Total Facility
	Rent Deferral	Commission	Other Fixed Assets	Exit Charge

Facility exit charge recorded in 2006	$650	$18	$179	$847
Payments	(298)	(18)	(179)	(495)

Balance, December 31, 2006	352	—	—	352
Payments	(352)	—	—	(352)

Balance, December 31, 2007	$—	$—	$—	$—

The fair value of the liability for the Zanker facility was determined based on the remaining lease payments due under the contract, less the portion that would still be used by the Company for storage for the remainder of the lease period. The Company did not offset these lease payments by estimated sublease rental income. Management concluded that subleasing the Zanker facility was not probable.

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

Purchase Commitments.  At December 31, 2007, the Company had approximately $3.4 million in purchase commitments for the next twelve months with suppliers, of which $2.8 million was inventory related.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 —	Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, share-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market conditions. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Shares Issued to Employees, and related Interpretations and provided the required pro-forma disclosures of SFAS No. 123, Accounting for Share-Based Compensation.

The Company awards a limited number of stock options and warrants to non-employees. Non-cash share-based expense from options and warrants issued to non-employees is accounted for in accordance with the provisions of EITF No. 96-18, Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For these options and warrants, the non-cash share-based expense is recognized over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. All unvested options issued to non-employees are marked to market until such options vest. In 2007, 2006 and 2005, the Company recorded non-employee share compensation expense of $0, $10,000 and $62,000, respectively.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Share-Based Compensation — Transition and Disclosures.

The pro-forma information for the years ended December 31, 2005 was as follows (in thousands except per share data):

Year Ended
2005

Net income, as reported	$5,350
Deduct: Share-based compensation expense determined under fair value based method, net of tax	(1,938)

Pro forma net income	$3,412

Weighted average number of shares used in per share calculation:
Basic	14,652
Diluted	15,218
Pro forma net income per share:
Basic	$0.23
Diluted	$0.22

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma disclosures for the year ended December 31, 2006 and 2007 are not presented because share-based employee compensation was accounted for under SFAS No. 123R during this period. Additionally, the share-based employee compensation determined under SFAS No. 123 fair value method for the year ended December 31, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in October 2004, as those options were expensed using the minimum value method.

The weighted average per share fair value of options granted in the year ended December 31, 2005 was $6.39.

Impact of the adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, except for those options that were measured using the minimum value method under SFAS No. 123, for which the Company has adopted the prospective transition method. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense, net of estimated forfeitures, for awards outstanding at the effective date will be recognized over the remaining service period.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS No. 123R-C, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. There was no tax benefit realized upon exercise of stock options for the years ended December 31, 2007 and 2006.

During the year ended December 31, 2006, the Company recorded a cumulative adjustment for share-based compensation costs to expense the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123, to adjust for application of a forfeiture rate to restricted stock unit awards granted during 2005. The previously reported amounts were not restated.

The following table sets forth the total share-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Consolidated Statements of Operations since the adoption of SFAS No. 123R (in thousands):

	Years Ended December 31,
	2007	2006

Cost of revenues	$124	$182
Sales and marketing	467	886
Research and development	336	276
General and administrative	1,083	1,099

Total share-based compensation	$2,010	$2,443

As of December 31, 2007, $5.9 million of total unrecognized share-based compensation expense net of forfeitures related to non-vested options and awards is expected to be recognized over the respective vesting terms of each award through 2008 to 2011.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

The weighted average estimated fair value of options granted during the twelve month periods ended December 31, 2007, December 31, 2006 and December 31, 2005, were calculated under the Black-Scholes model, using the following weighted-average assumptions:

	Years Ended
	2007	2006	2005

Risk free interest rates	3.52% - 4.84%	4.55% - 5.00%	3.71% - 4.45%
Expected life in years	4.85-5.25	5.25-6.25	3.7
Dividend yield	—	—	—
Volatility	79.7%-86.9%	63.8%-96.2%	51.59%

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions.

Expected volatility used in fiscal 2007 and 2006 was determined using the historical volatility of the Company’s common stock and the historical volatility of a number of peer companies to approximate expected volatility over the expected term of the options. Prior to the adoption of SFAS No. 123R, the Company used the historical volatility of its common stock after its initial public offering in October 2004 in deriving the expected volatility assumption.

The expected term of employee options granted was determined in the first three quarters of 2006 based on SAB No. 107’s simplified method for estimating expected term and represents the period of time that options granted are expected to be outstanding. For the fourth quarter of 2006 and throughout 2007, the Company determined the expected term of employee options granted based upon a blended average of the Company’s historical experience and historical experience of a number of peer companies. Prior to the adoption of SFAS No. 123R, the Company was estimating the expected term based on its historical exercise and post-vesting cancellation experience. The risk-free interest rate for periods within the contractual life of the option is based on the monthly average risk-free zero-coupon interest rate that corresponds to the expected term.

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The Company has used forfeiture rates in its calculation of share-based compensation expense for the twelve months ending December 31, 2007 and 2006, depending on the stratification of the optionees, based on historical experience over the term. Share-based compensation expense recognized in the Consolidated Statement of Operations for the twelve month period ending December 31, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each restricted stock unit award is estimated on the date of grant based on the closing price of the Company’s stock. Share-based compensation expense related to RSUs is recognized over the requisite service period, adjusted for forfeiture rates depending on the stratification of the awardees.

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

Accordingly, on December 31, 2007, 628,033 shares were authorized for issuance, equal to 4% of the shares outstanding on that date. In September 2005, the Board of Directors adopted a form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, intended to serve as a standard form agreement for restricted stock unit grants (“RSUs”) issued to employees, executive officers, directors and consultants under the Company’s VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (the “Amended Equity Incentive Plan”). The Board approved the Amended Equity Incentive Plan in November 2005, which authorized the granting of restricted stock units under the plan including the form of grant adopted in September 2005 and permits employees to surrender a portion of their RSU shares to pay for taxes.

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

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be deemed to have occurred simply by virtue of a change of control, the fact that the Company becomes a subsidiaries of another entity or the Company’s status changing from publicly-traded to privately-held, as a result of the change of control.

In 2007, the Board of Directors approved a modification to the Amended Equity Incentive Plan with respect to non-employee director compensation. The modification provided that each new non-employee director shall be granted an initial option upon appointment or election to the Board of Directors to purchase 18,000 shares of Common Stock and an initial grant of 6,000 restricted stock units, which vest in three equal, yearly installments so that the option and restricted stock units are fully vested three years after the grant date. Each non-employee director is also automatically granted an option to purchase 9,000 shares of our Common Stock as well as 3,000 restricted stock units at each annual meeting of stockholders as of which such director continues to serve that is at least six months after the director’s initial option and restricted stock unit grant. These additional options and restricted stock units vest in four (4), equal, consecutive, quarterly installments so that such options and restricted stock units are fully vested one year after the grant date.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Shares
	Available	Options Outstanding		RSUs Outstanding
	for Future	Number of	Weighted Average	Number of
	Grant	Options	Exercise Price per Share	RSUs

Balances at December 31, 2004	887,684	1,679,722	$2.86	—
Authorized	595,999	—	—	—
Expired	(273)	—	—	—
Granted	(1,021,218)	771,939	11.38	249,279
Options exercised	—	(528,550)	2.18	—
Terminated/cancelled	210,486	(203,466)	5.36	(7,020)

Balances at December 31, 2005	672,678	1,719,645	6.60	242,259
Authorized	605,223	—	—	—
Expired	(3,118)	—	—	—
Granted	(539,843)	228,666	7.52	311,177
Options exercised	—	(164,883)	1.19	—
Restricted stock unit releases	—	—	—	(43,798)
RSU releases surrendered for taxes	18,098	—	—	(18,098)
Terminated/cancelled	242,758	(149,336)	10.19	(93,422)

Balances at December 31, 2006	995,796	1,634,092	6.94	398,118
Authorized	628,033	—	—	—
Expired	(3,431)	—	—	—
Granted	(778,157)	278,017	12.27	500,140
Options exercised	—	(484,029)	5.44	—
Restricted stock unit releases	—	—	—	(88,253)
RSU releases surrendered for taxes	37,963	—	—	(37,963)
Terminated/cancelled	482,917	(248,934)	9.89	(233,983)

Balances at December 31, 2007	1,363,121	1,179,146	$8.20	538,059

The intrinsic value of in-the-money options and restricted stock units was approximately $7.5 million and $7.8 million respectively, as of December 31, 2007. The intrinsic value of exercisable in-the-money options was approximately $6.2 million as of December 31, 2007. The aggregate intrinsic value of the options and restricted stock units outstanding at December 31, 2007 represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.52 per share as of December 31, 2007, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of December 31, 2007.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

	Options Outstanding
		Weighted Average	Options Exercisable
	Number of	Remaining	Number of	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Options	Exercise Price
		(In years)

$ 0.608- 0.714	15,296	1.51	15,296	$0.656
$ 1.500- 1.500	218,648	4.61	218,648	$1.500
$ 3.000- 6.960	124,462	6.43	109,832	$3.226
$ 7.020- 7.170	139,711	7.08	106,335	$7.157
$ 7.230-10.000	126,723	8.15	56,893	$8.357
$10.080-10.860	179,288	7.26	137,948	$10.734
$10.900-12.210	152,994	8.86	55,742	$11.738
$12.250-13.800	127,024	7.86	73,034	$12.879
$14.080-15.000	88,500	9.25	24,313	$14.915
$15.500-15.500	6,500	9.75	63	$15.500

	1,179,146	7.12	798,104	$6.726

The table above does not include outstanding restricted stock units of 538,059.

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2007 and 2006 were $8.48 and $5.06 per share, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2007 was approximately $3.8 million. The total cash received as a result of stock option exercises during the twelve months ended December 31, 2007 was approximately $2.6 million. In connection with these exercises, there were no tax benefits realized by the Company for the twelve months ended December 31, 2007.

Restricted Stock Units

As of December 31, 2005, the Company had a deferred share-based compensation balance of $2.1 million related to grants of restricted stock units prior to the adoption of SFAS No. 123R. Upon adoption of SFAS No. 123R, the deferred share-based compensation balance was eliminated against the additional paid-in capital account. The Company also recorded a cumulative forfeiture adjustment in the twelve months ended December 31, 2006 related to the restricted stock units granted in the fourth quarter of 2005 of $73,000.

During the years ended December 31, 2007 and 2006, the Company granted 500,140 and 311,177 restricted stock units to certain officers and employees, respectively. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the twelve months ended December 31, 2007 and 2006 was approximately $6.1 million and $2.5 million, respectively, that will be recognized over the vesting periods in the next four years.

Note 8 —	Income Taxes

At December 31, 2007, the Company had net operating loss, or NOL, carryforwards of approximately $38.1 million and $17.8 million for federal and state jurisdictions, respectively, available to reduce future taxable income. The federal NOL carryforwards expire in various periods beginning 2018 through 2027 and the state NOL carry forwards expire in various periods from 2012 through 2027. The Company had federal and state research tax credit carryforwards of approximately $0.8 million and $1.0 million, respectively. The federal research credits expire in various periods through 2027 and the state research credits can be carried forward indefinitely. The

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company also had federal and state AMT credit carryforwards of $181,000 and $25,000, respectively. The AMT credits carry forward indefinitely.

The difference between the U.S. federal statutory income tax rate (benefit) and the Company’s effective tax rate were as follows:

	Years Ended December 31,
	2007	2006	2005

U.S. federal statutory tax rate	(35.00)%	(35.00)%	35.00%
State income taxes, net of federal benefit	(5.20)%	(5.09)%	5.58%
Meals/entertainment and other permanent adjustments	1.27%	0.88%	1.57%
Change in valuation allowance	33.61%	33.30%	(47.35)%
Amortization of book share-based compensation	5.85%	6.37%	4.77%
AMT tax credit not benefited	—	—	2.69%
Other	0.91%	—	2.64%

	1.44%	0.46%	4.90%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Net operating loss carryovers	$13,128	$12,313
Tax credits	1,740	2,569
Accruals, allowances and reserves	1,951	415
Capitalization & cost recovery	742	996
Share-based compensation	129	279
Other	(114)	(4)

Net deferred tax assets	17,576	16,568
Valuation allowance	(17,576)	(16,568)

Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefit has been recognized for the NOL and other deferred tax assets. Approximately $143,000 of these deferred tax assets pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company adopted the provisions of Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $73,000 benefit for a reduction in the liability for unrecognized income tax benefits.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007

Balance at January 1, 2007	$969
Additions for tax positions related to 2007	278

Balance at December 31, 2007	$1,247

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had approximately $8,000 and $14,000 of accrued interest related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $21,000 as of the January 1, 2007 adoption date and December 31, 2007.

The Company’s only major tax jurisdictions are the United States and Germany. The tax years 1995 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in Germany.

Note 9 —	Operating Segment and Geographic Information

The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Year Ended December 31,
	2007	2006	2005

United States	93%	96%	96%
Europe and Other	7%	4%	4%

	100%	100%	100%

	Year Ended December 31,
	2007	2006	2005

Catheters and devices	73%	81%	76%
RF generators	14%	8%	18%
Accessories	13%	11%	6%

	100%	100%	100%

Note 10 —	Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. Contributions by the Company (approved or payable) through December 31, 2007 totaled $275,000. The Company made no contribution during 2006 and 2005.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Selected Quarterly Financial Data (unaudited)

The following tables present the Company’s operating results for each of the eight quarters ending December 31, 2007. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.

	Dec. ’07	Sept. ’07	June ’07	Mar. ’07	Dec. ’06	Sept. ’06	June ’06	Mar. ’06
			(In thousands except per share data)
				(Unaudited)

Net revenues	$20,571	$17,495	$17,189	$15,649	$13,322	$11,919	$13,089	$13,351
Gross profit	$13,530	$10,754	$10,359	$10,555	$8,562	$7,574	$8,827	$9,434
Income (loss) from operations	$67	$(3,092)	$(3,055)	$(2,817)	$(2,963)	$(3,437)	$(3,071)	$(1,299)
Net (loss) income before cumulative effect of change in accounting principle	$908	$(2,166)	$(2,312)	$(1,954)	$(2,010)	$(2,524)	$(2,214)	$(584)
Net (loss) income after cumulative effect of change in accounting principle	$908	$(2,166)	$(2,312)	$(1,954)	$(2,010)	$(2,524)	$(2,214)	$(511)
Net income (loss) per share:
Basic	$0.06	$(0.14)	$(0.15)	$(0.13)	$(0.13)	$(0.17)	$(0.15)	$(0.03)
Diluted	$0.05	$(0.14)	$(0.15)	$(0.13)	$(0.13)	$(0.17)	$(0.15)	$(0.03)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We previously reported a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934), which was described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed on March 30, 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the first three quarters of the year ended December 31, 2007, we reported on Form 10-Q significant changes made to our internal control over financial reporting to address our previously reported material weakness. During the fourth quarter, management completed testing to assess the effectiveness of its remedial measures and based on that testing has concluded in the fourth quarter that the previously reported material weakness no longer exists as of December 31, 2007.

A discussion of the changes reported on Form 10-Q in previous quarters and their impact on our previously reported material weakness is included below. The following previously reported material weakness no longer exists as of December 31, 2007:

Expense Cut-off and Proper Statement of Accrued Liabilities — We completed the remediation of the aforementioned material weakness in our internal control over financial reporting; we (i) implemented a process to enhance the review of open purchase orders and review invoices and receipts after the end of each reporting period to ensure proper recording of accrued expenses and open purchase order commitments and (ii) implemented additional training for the financial staff. During the fourth quarter of 2007, management concluded that the remedial measures described above were sufficient such that a material weakness surrounding expense cut-off and proper statement of accrued liabilities no longer exists as of December 31, 2007.

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

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of this report:

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).
10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 21, 2007).
10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.6#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).
10.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

Exhibit
Number	Description

10.8	Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.9	Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10.10#	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 30, 2007).
10.11#	Offer Letter, dated as of October 10, 2007, by and between VNUS Medical Technologies, Inc. and Kirti Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007).
10.12#	Separation Agreement and Release, dated as of April 3, 2007, by and between VNUS Medical Technologies, Inc. and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10.13#	Offer Letter, dated as of March 19, 2007, by and between VNUS Medical Technologies, Inc. and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2007).
21*	List of Subsidiaries of VNUS Medical Technologies, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.

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

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN E. FARLEY Brian E. Farley	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 13, 2008

/s/ PETER OSBORNE Peter Osborne	Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 13, 2008

/s/ W. JAMES FITZSIMMONS W. James Fitzsimmons	Director	Date: March 13, 2008

/s/ KATHLEEN D. LAPORTE Kathleen D. Laporte	Director	Date: March 13, 2008

/s/ EDWARD W. UNKART Edward W. Unkart	Director	Date: March 13, 2008

/s/ LORI M. ROBSON, PH.D. Lori M. Robson, Ph.D.	Director	Date: March 13, 2008

/s/ MICHAEL J. COYLE Michael J. Coyle	Director	Date: March 13, 2008

/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Director	Date: March 13, 2008

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning			End
	of Period	Additions	Write-offs	of Period
	(In thousands)

Allowance for Doubtful Accounts Year Ended:
December 31, 2005	$195	216	(103)	$308
December 31, 2006	308	44	(68)	284
December 31, 2007	284	205	(134)	355
Allowance for Excess and Obsolete Inventory Year Ended:
December 31, 2005	$31	174	(50)	$155
December 31, 2006	155	298	(63)	390
December 31, 2007	390	565	(39)	916
Allowance for Deferred Tax Assets Year Ended:
December 31, 2005	$15,323	—	(938)	$14,385
December 31, 2006	14,385	2,183	—	16,568
December 31, 2007	16,568	1,008	—	17,576

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated March 3, 2008).
10.1#	Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 21, 2007).
10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10.6#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 8, 2005).
10.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.8	Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.9	Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10.10#	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 30, 2007).
10.11#	Offer Letter, dated as of October 10, 2007, by and between VNUS Medical Technologies, Inc. and Kirti Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007).
10.12#	Separation Agreement and Release, dated as of April 3, 2007, by and between VNUS Medical Technologies, Inc. and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10.13#	Offer Letter, dated as of March 19, 2007, by and between VNUS Medical Technologies, Inc. and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2007).
21*	List of Subsidiaries of VNUS Medical Technologies, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management compensation or arrangement.