Form 10-Q
period 2008-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2008-05-01
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 25, 2008 15,822,633 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended March 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2008	2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$39,827	$39,269
Short-term investments	22,528	24,067
Accounts receivable, net	10,568	11,456
Inventories	5,594	5,485
Prepaid expenses and other current assets	1,617	1,421

Total current assets	80,134	81,698
Property and equipment, net	4,271	4,354
Other assets	130	130

Total assets	$84,535	$86,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,422	$2,366
Accrued compensation and benefits	3,820	6,040
Other accrued liabilities	1,417	1,571
Deferred revenue, net	788	720

Total current liabilities	8,447	10,697
Other long-term liabilities	1,993	1,996

Total liabilities	10,440	12,693

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	122,981	122,009
Deferred share-based compensation	(15)	(23)
Accumulated other comprehensive income	66	21
Accumulated deficit	(48,953)	(48,533)

Total stockholders’ equity	74,095	73,489

Total liabilities and stockholders’ equity	$84,535	$86,182

(1)	December 31, 2007 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$18,876	$15,649
Cost of revenues	6,390	5,094

Gross profit	12,486	10,555

Operating expenses:
Sales and marketing	7,155	6,505
Research and development	2,469	2,406
General and administrative	4,251	4,461

Total operating expenses	13,875	13,372

Loss from operations	(1,389)	(2,817)
Interest and other income, net	938	873

Loss before provision for income taxes	(451)	(1,944)
Provision (benefit) for income taxes	(31)	10

Net loss	$(420)	$(1,954)

Basic and diluted net loss per share	$(0.03)	$(0.13)

Basic and diluted weighted average number of shares	15,749	15,157

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(420)	$(1,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	275
Provision for excess and obsolete inventory	170	107
Share-based compensation and amortization	666	489
Allowance for doubtful accounts	70	271
Warranty reserve	24	22
Changes in operating assets and liabilities:
Accounts receivable	821	(2,727)
Inventories	(279)	(1,555)
Prepaid expenses and other current assets	(199)	(262)
Other long-term assets	—	587
Accounts payable	56	2,634
Accrued compensation and benefits	(2,049)	650
Other accrued liabilities	(327)	(1,448)
Deferred revenue	68	(1,006)
Other long-term liabilities	29	229

Net cash used in operating activities	(1,067)	(3,688)

Cash flows from investing activities:
Purchase of short-term investments	(11,761)	(14,288)
Sale of short-term investments	13,351	14,741
Purchase of property and equipment	(252)	(312)

Net cash provided by investing activities	1,338	141

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	464	29
Employees’ taxes withheld and paid for restricted stock	(171)	(158)

Net cash provided by (used in) financing activities	293	(129)

Net increase (decrease) in cash and cash equivalents	564	(3,676)
Effect of foreign exchange rates	(6)	—
Cash and cash equivalents at the beginning of the year	39,269	38,917

Cash and cash equivalents at the end of the period	$39,827	$35,241

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
NOTE 2 — BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2008.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss or total stockholders’ equity.
     Deferred revenue, net. Deferred revenue, net consists of (i) deferred revenue on sales related to distributors pending sell-through information or sales where collectibility was not reasonably assured at the time of shipment, offset by deferred cost of revenue, and (ii) deferred warranty and training revenue.
Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. See Note 3 for further discussion and disclosure.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.
NOTE 3 — Fair Value Measurements
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
     The Company utilizes this market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2008 using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$30,103	$23,247	$6,856	$—
Available for sale investments	22,528	8,791	13,737	—

	$52,631	$32,038	$20,593	$—

NOTE 4 — BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2008	2007
	(in thousands)
Inventories (1)
Raw material and sub-assemblies	$2,506	$3,007
Finished goods and other	3,088	2,478

	$5,594	$5,485

Property and equipment, net (2)
Furniture and fixtures	$390	$390
Computer and office equipment	1,544	1,427
Software	1,091	1,036
Laboratory equipment	2,056	1,934
Leasehold improvements	3,006	2,999
Assets not ready to be placed in service	101	150

	8,188	7,936
Less accumulated depreciation and amortization	(3,917)	(3,582)

Total property and equipment, net	$4,271	$4,354

Other accrued liabilities
Accrued expenses	$630	$520
Accrued taxes	337	392
Accrued warranty	59	72
Other accrued liabilities	391	587

	$1,417	$1,571

(1)	Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.

(2)	Substantially all long-lived assets are located in the United States of America.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides a warranty reserve for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at March 31, 2008 was $59,000 and was included in other accrued liabilities. The warranty liability changed during the reporting periods as follows (in thousands):

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Liability	End of
	Period	Liability	Utilized	Period
Three Months ended March 31, 2008	$72	$24	$(37)	$59
Three Months ended March 31, 2007	$204	$22	$(83)	$143

     Legal Proceedings. On July 21, 2005, the Company announced that it had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. Patents. Diomed markets endovenous laser ablation products for use in methods which the Company believes infringe several of its patents. The Company is seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered the Company’s complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, the Company filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which the Company believes infringe these same patents. The Company is seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against the Company for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered the Company’s amended complaint and asserted counterclaims against the Company for a judicial declaration that the asserted patents are not infringed and are invalid. The Company has answered and denied all counterclaims against it. On October 30, 2006, a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 has been postponed due to Court schedule delays and a new trial start date has been set for June 2008. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection. As a result, an automatic stay was imposed on the patent lawsuit with respect to Diomed only. The case will proceed as before against AngioDynamics and Vascular Solutions. Any monetary damages attributable to Diomed’s alleged patent infringement prior to their petition date will become part of the bankruptcy estate to be distributed among the general unsecured creditors. On April 16, 2008, the Bankruptcy Court (District of Massachusetts) denied the Company’s motion to lift the automatic stay in the patent litigation, and ordered the parties to submit a proposed claims estimation procedure for the monetary damages attributable to Diomed’s alleged patent infringement prior to their petition date.
     The Company is also involved in other legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
     Purchase Commitments. At March 31, 2008, the Company had approximately $3.4 million in purchase commitments for the next twelve months with suppliers, of which $2.1 million was inventory related.
NOTE 6 — COMPREHENSIVE LOSS
     Comprehensive loss includes net loss as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity:

	Three months ended
	March 31,
	2008	2007
Net loss	$(420)	$(1,954)
Unrealized gain (loss) on short-term investments	51	(9)
Cumulative translation adjustment	(6)	—

Comprehensive loss	$(375)	$(1,963)

NOTE 7 — INCOME TAXES
     As part of the process of preparing the unaudited Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws (both in the United States and in foreign jurisdictions) and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited Condensed Consolidated Balance Sheets.
     Income tax benefit for the quarter ended March 31, 2008 was $31,000, or 6.9% of pre-tax income, compared to income tax expense of $10,000, or 0.5% of pre-tax income, for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 and 2007 was estimated based on anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax payments. Due to its continuing operating losses, the Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2008.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had approximately $16,000 of accrued interest related to uncertain tax positions, an increase of $2,000 since December 31, 2007.
     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $21,000 as of March 31, 2008. The unrecognized tax benefit remains unchanged since the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007.
NOTE 8 — OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
     The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment:

	Three months ended
	March 31,
	2008	2007
United States	88%	96%
Europe and other	12	4

	100%	100%

Catheters and devices	77%	68%
RF generators	9	21
Accessories	14	11

	100%	100%

NOTE 9 — NET LOSS PER SHARE
     The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding during the period. Basic net loss per share excludes the dilutive effect of potential common stock including stock options and restricted stock units. As the Company is in a net loss position for the three month periods ended March 31, 2008 and 2007, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities.

     The following outstanding employee stock options and restricted stock units were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Stock options	1,155	1,635
Restricted stock units	616	503

Total	1,771	2,138

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three months ended March 31, 2008 and 2007, as well as our financial condition at March 31, 2008 and December 31, 2007. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.
     Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II below, as well as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and elsewhere. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
     Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2007, we estimated that in excess of 300,000 patients had been treated using our Closure system since 1999.
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
     We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:
•	Revenue recognition;

•	Valuation of inventory;

•	Warranty;

•	Allowance for doubtful accounts;

•	Income taxes; and

•	Share-based compensation expense.
     For more information, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, we have not identified any significant changes to these critical accounting policies discussed in our “Critical Accounting Policies and Estimates”.
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
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel expenses, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services, clinical training and share-based compensation.
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

Results of Operations
Net Revenues by Period
     The following table sets forth our net revenues for the three months ended March 31, 2008 and 2007, and the percentage change in net revenues between periods:

	Three Months Ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Net Revenues	$18,876	$15,649	21%
     Net revenues increased in the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to:
•	increased catheter unit sales in both units (51% increase in the first quarter of 2008 versus the comparable period in 2007) and dollars ($4.0 million increase in the first quarter of 2008 versus the comparable period in 2007) due to increased demand for the ClosureFAST catheter and ClosureRFS device; and

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; partially offset by,

•	decreased RF generator revenue in 2008 due to net recognition of $1.4 million of RF generator revenue deferred in 2006 related to a promised software upgrade and recognized in the first quarter of 2007.
     We expect net revenues to continue to increase in 2008 as a result of continued market acceptance of our ClosureFAST catheter in both domestic and international markets.
Net Revenues by Product
     The following table sets forth the percentage of net revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Catheters and devices	77%	68%
RF generators	9	21
Accessories	14	11

	100%	100%

     We derive our net revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. Excluding the net recognition of $1.4 million of RF generator revenue deferred in 2006 related to a promised software upgrade and recognized in the first quarter of 2007, catheters and devices, RF generators and accessories represented 74%, 13% and 13% of net revenues in the first quarter of 2007. The Company anticipates catheters and devices and accessories will continue to account for a greater percentage of net revenues as our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters and accessories.

Net Revenues by Geographic Region as a Percentage of Net Revenues
     The following table sets forth the percentage of net revenues from domestic and international sales for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
United States	88%	96%
Europe and other	12	4

	100%	100%

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

Gross Profit by Period
     The following table sets forth our gross profit for the three months ended March 31, 2008 and 2007, and the percentage change between periods:

	Three Months Ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Gross Profit	$12,486	$10,555	18%
     Gross profit margin for the three months ended March 31, 2008 was approximately 66.1% compared with approximately 67.4% for the three months ended March 31, 2007.
     The overall decrease in gross profit margin as of March 31, 2008 compared to the same period in the prior year was primarily due to:
•	The higher margin contribution from RF generator revenue in the first quarter of 2007 from RF generator revenue primarily due to net recognition of $1.4 million of RF generator revenue deferred in 2006 related to a promised software upgrade and recognized in the first quarter of 2007.

•	The higher margin contribution in the first quarter of 2007 from catheter sales. Due to the product launch of ClosureFast in the first quarter of 2007, the higher margin ClosurePlus catheter represented 87% of catheter unit sales in the first quarter of 2007 as compared to 6% in the first quarter of 2008.
     Assuming we are able to meet forecasted manufacturing efficiency targets associated with ClosureFAST catheter production and do not experience reductions in average sales price, we expect gross margins for 2008 to range from 65.0% to 67.0%.
Operating Expenses by Period

	Three Months Ended
	March 31,
	2008	2007	% Change
Sales and marketing	$7,155	$6,505	10%
Research and development	2,469	2,406	3%
General and administrative	4,251	4,461	-5%

	$13,875	$13,372	4%

Operating Expenses as a Percent of Net Revenues

	Three Months Ended
	March 31,
	2008	2007
Sales and marketing	38%	42%
Research and development	13%	15%
General and administrative	23%	29%

Operating Expense Summary
     Overall operating expenses increased $503,000 in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to:
•	an increase of $903,000 due to increased headcount and related expense (including share-based compensation) over the prior year;

•	an increase of $139,000 in travel expenditures; partially offset by

•	a decrease of $108,000 in consulting fees;

•	a decrease of $201,000 in bad debt expense; and

•	a decrease of $226,000 in patent litigation expense.
     Overall operating expenses as a percentage of net revenues decreased as the Company continues to leverage its cost structure to support growth in net revenues.
Sales and Marketing Expenses
     Sales and marketing expenses increased $650,000 in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to:
•	an increase of $459,000 due to increased headcount and related expense (including share-based compensation); and

•	an increase of $139,000 in travel expenses.
     We expect sales and marketing related expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.
Research and Development Expenses
     Research and development expenses increased $63,000 in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to:
•	an increase of $204,000 due to increased headcount and related expense (including share-based compensation); partially offset by

•	a decrease of $108,000 in consulting fees.
     We expect research and development expenses as to increase in absolute dollars in 2008 but to remain consistent as a percentage of net revenues as compared to 2007.
General and Administrative Expenses
     General and administrative expenses decreased $210,000 in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to:
•	a decrease of $201,000 in bad debt expense; and

•	a decrease of $226,000 in patent litigation expense; partially offset by

•	an increase of $240,000 due to increased payroll and related expense (including share-based compensation).
     We expect general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues in 2008 as compared to 2007.

Interest Income and Other, Net
     Interest income and other, net, increased to $938,000 in the three months ended March 31, 2008 from $873,000 for the three months ended March 31, 2007, primarily due to:
•	an increase of $373,000 in foreign currency translation gain related to the translation of foreign currency denominated cash balances held by us into US dollars; partially offset by

•	a decrease of $307,000 in interest income related to an overall decrease in the short-term investment balances and a decrease in short-term interest rates.
Provision (Benefit) for Income Taxes
     Benefit for income tax was $31,000 in the three months ended March 31, 2008. The benefit resulted from a net loss in the current quarter and an estimated tax rate for 2008 of 6.9% primarily for tax payments in the United States and foreign taxes. Provision for income tax was $10,000 in the three months ended March 31, 2007, primarily tax payments in the United States and foreign taxes.
Liquidity and Capital Resources

	As of
	March 31,	December 31,
	2008	2007	$ Change
Cash and cash equivalents	$39,827	$39,269	$558
Short-term investments	$22,528	$24,067	$(1,539)
Working capital	$71,687	$71,001	$686

	Three Months Ended
	March 31,
	2008	2007	$ Change
Net cash used in operating activities	$(1,067)	$(3,688)	$2,621
Net cash provided by investing activities	$1,338	$141	$1,197
Net cash provided by (used in) financing activities	$293	$(129)	$422
     We incurred net losses from inception through March 31, 2008 of $49.0 million. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year and commercial paper. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations.
     Cash flows from operating activities
     Net cash used in operating activities decreased by $2.6 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The decrease was primarily due to:
•	a decrease of $1.5 million in our net loss;

•	an increase of $3.6 million in accounts receivable, driven by increased revenue offset and improved collections;

•	an increase of $1.3 million in inventories, as we continue to build inventory in response to increased customer demand; and

•	a decrease of $1.1 million in deferred revenue driven by the recognition of RF generators in the first quarter of 2007, which had been deferred in the second half of 2006; partially offset by

•	a decrease of $5.3 million in accounts payable and accrued compensation, primarily related to timing of payments for operating activities and bonuses.
     Cash flows from investing activities
     Net cash provided by investing activities increased by $1.2 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase was primarily due to an increase of $1.1 million in net sales of short-term investments.
     Cash flows from financing activities
     Net cash provided by financing activities increased by $422,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase was primarily due to an increase of $435,000 in proceeds received upon the exercise of stock options for common stock.
     Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity from financing activities. However, in the fourth quarter of 2005, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue may be net of applicable payroll withholding taxes. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.
     Other Factors Affecting Liquidity and Capital Resources
     We expect that sales and marketing and research and development expenses will increase in absolute dollars as compared to 2007 in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balance. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following: the revenues generated by sales of our products; the number and timing of acquisitions and other strategic transactions; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; and the costs associated with being a public company.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2008.
Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations and Capital		Less Than	1 - 3	3 - 5	More Than
Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$6,786	$988	$2,285	$2,377	$1,136
Inventory purchase commitments	2,146	2,146	—	—	—
Other purchase commitments	1,287	1,287	—	—	—

Total	$10,219	$4,421	$2,285	$2,377	$1,136

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, substantially all of our sales have been denominated in U.S. dollars. Approximately 8% of net revenues for the three-month period ended March 31, 2008 was denominated in currencies other than U.S. dollars. Accordingly, we believe that there is currently no material exposure of our net revenues to risk from changes in foreign currency exchange rates.
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
     Our exposure to interest rate risk at March 31, 2008 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On July 21, 2005, we announced that we had filed a patent infringement action in the United States District Court, Northern District of California, against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for infringement of certain U.S. Patents. Diomed markets endovenous laser ablation products for use in methods which we believe infringe several of our patents. We are seeking an injunction prohibiting Diomed from selling these products in addition to monetary damages. On September 15, 2005, Diomed answered our complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. On October 12, 2005, we filed an amended complaint for patent infringement against AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) adding them as additional defendants in the lawsuit, which is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.). AngioDynamics and Vascular Solutions market endovenous laser ablation products for use in methods which we believe infringe these same patents. We are seeking an injunction prohibiting AngioDynamics and Vascular Solutions from selling these products in addition to monetary damages. On October 31, 2005, Diomed filed a new answer and counterclaims against us for a judicial declaration that the asserted patents are not infringed, are invalid and are unenforceable. On December 9, 2005, AngioDynamics and Vascular Solutions both answered our amended complaint and asserted counterclaims against us for a judicial declaration that the asserted patents are not infringed and are invalid. We have answered and denied all counterclaims against us. On October 30, 2006 a claims construction hearing was held, and on November 20, 2006, the Court issued its Order Construing Claims. In October 2007, the Court denied numerous motions for summary judgment, clearing the way for the case to proceed to trial. The original trial commencement date of October 2007 was postponed due to Court schedule delays and a new trial start date has been set for June 2008. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection. As a result, an “automatic stay” was imposed on the patent lawsuit with respect to Diomed only. The case will proceed as before against AngioDynamics and Vascular Solutions. Any monetary damages attributable to Diomed’s alleged patent infringement prior to their petition date will become part of the bankruptcy estate to be distributed among the general unsecured creditors. On April 16, 2008, the Bankruptcy Court (District of Massachusetts) denied the Company’s motion to lift the automatic stay in the patent litigation, and ordered the parties to submit a proposed claims estimation procedure for the monetary damages attributable to Diomed’s alleged patent infringement prior to their petition date.
     We are also involved from time to time in other legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving us, management does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
     The following is a summary description of some of the many risks we face in our business, including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
     We may experience significant fluctuations in our quarterly and annual results.
     As of March 31, 2008, we had an accumulated deficit of approximately $49.0 million. While we were profitable in 2005, we had a net loss in 2006 and 2007. We intend to increase operating expenses in 2008 in areas such as research and development and sales and marketing. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:
•	physician and patient acceptance of our products and procedures;

•	cost of manufacturing our Closure system;

•	the effect of competition from existing and new products and procedures;

•	fluctuations in the demand for our products, including seasonal demand, the timing of orders received and the timing of new product introductions;

•	fluctuations in demand for our products in the US market as a result of actual or perceived weak general economic conditions which may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables;

•	our ability to recognize revenue from the sales of our products;

•	our ability to protect our intellectual property rights and defend against third party challenges;

•	our ability to hire and train key personnel, including management, sales and technical personnel;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	delays or interruptions in manufacturing and shipping of our products, which may result from our dependence on third-party suppliers;

•	the results of future clinical trial data, including long-term randomized trial data;

•	litigation, including patent litigation, product liability claims and securities litigation;

•	the quality of products we sell;

•	failure to comply with current government regulations and announcements of changes in government regulations affecting us or our competitors;

•	failure to obtain or maintain regulatory approvals and clearances to market our products;

•	our ability to train physicians in performing our Closure procedure; and

•	fluctuations in the international markets where we sell our products.
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

Item 6.	Exhibits
     (a) Exhibits.

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).

10.1#	Offer Letter, dated January 15, 2008, between VNUS Medical Technologies, Inc. and Peter Osborne (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 18, 2008).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

#	Management compensation or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2008	VNUS Medical Technologies, Inc.
/s/ PETER OSBORNE
Peter Osborne
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).

10.1#	Offer Letter, dated January 15, 2008, between VNUS Medical Technologies, Inc. and Peter Osborne (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 18, 2008).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

#	Management compensation or arrangement.