Form 10-Q
period 2008-06-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2008-08-18
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
     As of August 6, 2008 15,901,968 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended June 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$44,079	$39,269
Short-term investments	30,613	24,067
Accounts receivable, net	11,067	11,456
Inventories	5,744	5,485
Prepaid expenses and other current assets	1,728	1,421

Total current assets	93,231	81,698
Property and equipment, net	4,282	4,354
Other assets	130	130

Total assets	$97,643	$86,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,911	$2,366
Accrued compensation and benefits	5,269	6,040
Other accrued liabilities	1,926	1,571
Deferred revenue, net	817	720

Total current liabilities	10,923	10,697
Other long term liabilities	1,942	1,996

Total liabilities	12,865	12,693

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	124,909	122,009
Deferred stock compensation	(7)	(23)
Accumulated other comprehensive income	(34)	21
Accumulated deficit	(40,106)	(48,533)

Total stockholders’ equity	84,778	73,489

Total liabilities and stockholders’ equity	$97,643	$86,182

(1)	December 31, 2007 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net product revenues	$21,516	$17,189	$40,392	$32,838
Royalty revenues	10,402	—	10,402	—

Net revenues	31,918	17,189	50,794	32,838
Cost of revenues	7,449	6,830	13,839	11,924

Gross profit	24,469	10,359	36,955	20,914

Operating Expenses:
Sales and marketing	7,261	6,470	14,416	12,975
Research and development	2,573	2,504	5,042	4,910
General and administrative	5,543	4,440	9,794	8,901

Total operating expenses	15,377	13,414	29,252	26,786

Income (loss) from operations	9,092	(3,055)	7,703	(5,872)
Interest and other income, net	279	751	1,217	1,624

Income (loss) before provision for taxes	9,371	(2,304)	8,920	(4,248)
Provision for income taxes	524	8	493	18

Net income (loss)	$8,847	$(2,312)	$8,427	$(4,266)

Basic net income (loss) per share	$0.56	$(0.15)	$0.53	$(0.28)
Diluted net income (loss) per share	$0.53	$(0.15)	$0.51	$(0.28)

Basic weighted average number of shares	15,845	15,286	15,796	15,223
Diluted weighted average number of shares	16,578	15,286	16,507	15,223
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,427	$(4,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	738	564
Provision for excess & obsolete inventory	167	392
Stock-based compensation and amortization of deferred stock-based compensation	2,251	1,022
Allowance for doubtful accounts	88	266
Change in operating assets and liabilities:
Accounts receivable	301	(1,724)
Inventories	(426)	(1,769)
Prepaid expenses and other current assets	(307)	326
Other long-term assets	—	583
Accounts payable	545	882
Accrued compensation and benefits	(794)	1,564
Other accrued liabilities	428	(527)
Warranty reserve	50	31
Deferred revenue	97	(1,338)
Other long-term liabilities	(118)	454

Net cash provided by (used in) operating activities	11,447	(3,540)

Cash flows from investing activities:
Purchase of short-term investments	(31,551)	(26,802)
Proceeds from maturities of short-term investments	24,955	30,516
Purchase of property and equipment	(602)	(838)

Net cash (used in) provided by investing activities	(7,198)	2,876

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	919	1,052
Employees’ taxes withheld and paid for restricted stock and options	(353)	(232)

Net cash provided by financing activities	566	820

Net increase in cash and cash equivalents	4,815	156
Effect of foreign exchange rates	(5)	—
Cash and cash equivalents at the beginning of the period	39,269	38,917

Cash and cash equivalents at the end of the period	$44,079	$39,073

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — THE COMPANY
     VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux. The Company introduced the ClosureFAST™ catheter for the minimally invasive treatment of venous reflux disease in the United States in 2007.
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
     Deferred revenue, net. Deferred revenue, net consists of (i) deferred revenue on sales related to distributors pending sell-through information or sales where collectability was not reasonably assured at the time of shipment, offset by deferred cost of revenue, and (ii) deferred warranty and training revenue.
     Royalty Revenue Recognition. The Company recognizes royalty revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104 , Revenue Recognition. SAB 104 requires there to exist persuasive evidence of an arrangement, transfer of title, fixed or determinable price and reasonably assured collectability. We use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.
     Out of Period Adjustment. For the three and six months ended June 30, 2008, the Company recorded adjustments to cost of revenues, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock based compensation that were not appropriately recorded in prior periods. The cumulative adjustments resulted in the Company reporting $284,000 in additional pre-tax expenses or a reduction of $0.02 of earnings per share for the six months ended June 30, 2008. These adjustments both individually and in the aggregate were not material to any of the 2006 and 2007 interim or full year consolidated financial statements nor are they material to expected full year 2008 results.

Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), or FSP FAS 157-2, delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. See Note 4 for further discussion and disclosure.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations and cash flows.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial position, results of operations and cash flows.
NOTE 3 – PATENT LITIGATION SETTLEMENT
On June 2, 2008, the Company entered into a Settlement Agreement (the “Agreement”) with AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular”). The Agreement settles and resolves the patent infringement lawsuit between the parties as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions, a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. The Agreement requires the licensees to pay a royalty on shipments of these products until September 2017. Through June 30, 2008, the licensees reported $10.4 million of royalties due for shipments through that date. This amount has been reflected as royalty revenues in the accompanying condensed consolidated statements of operations in the periods ended June 30, 2008. Of the reported amount, $9.9 million was paid prior to June 30, 2008 as part of the settlement and the remainder was accrued as a royalty receivable and is included in prepaid expenses and other current assets on the accompanying balance sheet as of June 30, 2008.

NOTE 4 — FAIR VALUE MEASUREMENTS
          On January 1, 2008, the Company adopted the methods of fair value described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).
     The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information available to it. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third-party insurers’ credit risk in its assessment of fair value.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide the most reliable pricing information and evidence of fair value on an ongoing basis.
Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Instruments subject to Level 3 measurements include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company utilizes this market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.
     The Company’s cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
Assets measured at fair value on a recurring basis using the levels described above are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$26,265	$20,474	$5,791	$—
Available for sale investments	30,613	18,326	12,287	—

	$56,878	$38,800	$18,078	$—

          The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously reported at fair value. Therefore, financial assets and liabilities not reported at fair value, such as the Company’s accounts receivable, notes receivable, and accounts payable are still reported at their carrying values.
NOTE 5 — BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2008	2007
	(in thousands)
Inventories (1)
Raw material and sub-assemblies	$2,801	$3,007
Finished goods and other	2,943	2,478

	$5,744	$5,485

Property and equipment, net (2)
Leasehold improvements	$3,052	$2,999
Laboratory equipment	2,188	1,934
Computer and office equipment	1,607	1,427
Software	1,132	1,036
Furniture and fixtures	398	390
Assets not ready to be placed in service	161	150

	8,538	7,936
Less accumulated depreciation and amortization	(4,256)	(3,582)

Total property and equipment, net	$4,282	$4,354

Other accrued liabilities
Accrued expenses	$971	$520
Accrued taxes	474	392
Accrued warranty	57	72
Other accrued liabilities	424	587

	$1,926	$1,571

(1)	Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.

(2)	Substantially all long-lived assets are located in the United States of America.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides a warranty reserve for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at June 30, 2008 was $57,000 and was included in other accrued liabilities. The warranty liability changed during the reporting periods as follows (in thousands):

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Liability	End of
	Period	Liability	Utilized	Period

Six months ended June 30, 2008	$72	$50	$(65)	$57
Six months ended June 30, 2007	$204	$31	$(173)	$62
               Legal Proceedings. In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”), AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) for infringement of certain U.S. Patents owned by the Company. (The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.).) The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection (District of Massachusetts). As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only. Any monetary damages attributable to Diomed’s alleged patent infringement prior to its petition date may be payable from the Diomed bankruptcy estate to the Company as a general unsecured creditor. Any such monetary damages attributable to post-petition infringement by Diomed may be payable from the estate to the Company as an administrative creditor.
          On June 2, 2008, the Company settled and resolved the 2005 Patent Lawsuit against AngioDynamics and Vascular Solutions by entering into a Settlement Agreement (the “Agreement”) with those two defendants. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. As part of the Agreement, AngioDynamics and Vascular Solutions stipulated that the Company’s patents-in-suit are valid, enforceable, and were infringed by the licensees (Note 3).
          As a result of the Diomed bankruptcy and the Settlement Agreement, the 2005 Patent Lawsuit remains pending, but stayed, against Diomed only. On June 10, 2008, most of the assets of Diomed were acquired by AngioDynamics. On or about June 20, 2008, the Company filed claims against the Diomed bankruptcy estate for monetary damages attributable to Diomed’s alleged patent infringement, both prior to and since its bankruptcy petition date. Due to the nature of bankruptcy proceedings the Company cannot presently estimate the amount of any eventual recovery, if any, from the Diomed bankruptcy.
          On June 27, 2008, the Company filed a patent infringement lawsuit (the “2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against biolitec Inc. (“Biolitec”), Dornier MedTech America, Inc. (“Dornier”) and NewStar Lasers, Inc. d/b/a CoolTouch, Inc. (“CoolTouch”). (The 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Biolitec, Inc. et al., N.D. Cal. Case No. C08-03129 MMC.) Biolitec, CoolTouch and Dornier market endovenous laser ablation products for use in procedures which VNUS believes infringe several of its patents. VNUS is seeking an injunction prohibiting these companies from selling these products, in addition to monetary damages. On July 10, 2008, the Company filed an amended complaint, adding as defendants the principals of Total Vein Solutions LLC d/b/a Total Vein Systems. (“TVS”). The amended complaint also added a newly issued patent to the lawsuit.
          On July 23, 2008, the Company filed a motion in the United States Bankruptcy Court for the Southern District of Texas, to lift that court’s automatic stay of litigation against TVS, which had filed a bankruptcy petition in January 2008. With its motion the Company seeks permission to add TVS itself as a defendant in the 2008 Patent Lawsuit. The Texas court is currently scheduled to hear the motion on August 26, 2008.
          On July 8, 2008, Biolitec sued the Company in the United States District Court for the District of Massachusetts (Biolitec, Inc. v. VNUS Medical Technologies, Inc., D.Mass. Civil Action No. 08-30134) for a declaratory judgment that Biolitec does not infringe the patents asserted in the 2008 Patent Lawsuit, and that the patents are invalid and/or unenforceable. With this counter-suit Biolitec is attempting to have the 2008 Patent Lawsuit heard, and to defend against the Lawsuit, in Massachusetts rather than California.

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
     Purchase Commitments. At June 30, 2008, the Company had approximately $4.0 million in purchase commitments for the next twelve months with suppliers, of which $3.1 million was inventory related.
NOTE 7 — COMPREHENSIVE NET INCOME (LOSS)
     Comprehensive net income (loss) includes net income (loss) as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$8,847	$(2,312)	$8,427	$(4,266)
Unrealized gain (loss) on short-term investments	(100)	25	(50)	15
Cumulative translation adjustment	—	—	(5)	—

Comprehensive net income (loss)	$8,747	$(2,287)	$8,372	$(4,251)

NOTE 8 — INCOME TAXES
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
          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company had approximately $17,000 of accrued interest related to uncertain tax positions, an increase of $1,000 since March 31, 2008.
          The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $21,000 as of June 30, 2008. The unrecognized tax benefit remains unchanged since the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007 .
          Income tax expense for the three months ended June 30, 2008 was $524,000, or 5.6% of pre-tax income, compared to $8,000, or (0.4)% of pre-tax loss, for the three months ended June 30, 2007. The effective tax rate for the second quarter of 2008 and 2007 was estimated based on anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expenses.

The Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2008 due to uncertainty as to the existence of sufficient taxable income.
NOTE 9 — OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
     The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and license the related underlying technology to third parties. The Company uses one measure of profitability to manage its business. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

United States	92%	93%	90%	94%
Europe and other	8	7	10	6

	100%	100%	100%	100%

Catheters and devices	52%	72%	61%	70%
RF generators	7	14	8	17
Accessories	8	14	11	13
Royalty revenue	33	0	20	0

	100%	100%	100%	100%

NOTE 10 — NET INCOME (LOSS) PER SHARE
     The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of potential common stock including stock options and restricted stock units. Diluted income per share reflects the dilutive affect of potential common stock outstanding during the period. In computing diluted income per share, the Company adjusts the share count by assuming all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. As the Company was in a net loss position for the three and six month periods ended June 30, 2007, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities.

     The following table sets forth the computation of basic and diluted net income per share for 2008 and 2007 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Income (loss)	$8,847	$(2,312)	$8,427	$(4,266)

Denominator:
Weighted average common shares outstanding, basic	15,845	15,286	15,796	15,223
Effect of dilutive securities:
Stock options and restricted stock units	733	—	711	—

Diluted weighted average number of shares	16,578	15,286	16,507	15,223

Net income (loss) per share
Basic net income (loss) per share	$0.56	$(0.15)	$0.53	$(0.28)

Diluted net income (loss) per share	$0.53	$(0.15)	$0.51	$(0.28)

     The following outstanding employee stock options and restricted stock units were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock options	337	571	282	497
Restricted stock units	6	506	69	506

Total	343	1,077	351	1,003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three and six months ended June 30, 2008 and 2007, as well as our financial condition at June 30, 2008 and December 31, 2007. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.
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
Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radio-frequency or RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2007, we estimated that in excess of 300,000 patients had been treated using our Closure system since 1999.
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
     For more information, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, we have not identified any significant changes to these critical accounting policies discussed in our “Critical Accounting Policies and Estimates”, except as described below.
     Royalty Revenue Recognition. The Company recognizes royalty revenues in accordance with SAB No. 104 , Revenue Recognition. SAB 104 requires there to exist persuasive evidence of an arrangement, transfer of title, fixed or determinable price and reasonably assured collectability. We use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed at a fixed price per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.

Financial Operations Overview
     Net Revenues. We derive our net revenues from net product revenues and royalty revenues. Net product revenues are derived from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. Royalty revenues are derived from licensing our patents which describe methods of vein ablation.
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
Results of Operations
Net Revenues by Period
     The following table sets forth our net revenues for the three and six months ended June 30, 2008 and 2007, and the percentage change in net revenues between periods:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change

Net product revenues	$21,516	$17,189	25%	$40,392	$32,838	23%
Royalty revenues	10,402	—	NA	10,402	—	NA

Net revenues	$31,918	$17,189	86%	$50,794	$32,838	55%

     Net revenues increased in the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to:
•	increased catheter sales in both units (38% increase in the second quarter of 2008 versus the comparable period in 2007) and dollars ($4.0 million increase in the second quarter of 2008 versus the comparable period in 2007) due to increased demand for the ClosureFAST catheter and ClosureRFS device;

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	recognition of $10.4 million of royalty revenues in connection with the settlement of certain patent infringement claims (Note 3).

     Net revenues increased in the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to:
•	increased catheter unit sales in both units (44% increase in the six months ended June 30, 2008 versus the comparable period in 2007) and dollars ($8.1 million increase in the six months ended June 30, 2008 versus the comparable period in 2007) due to increased demand for the ClosureFAST catheter and ClosureRFS device; and

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	recognition of $10.4 million of royalty revenues in connection with the settlement of certain infringement claims (Note 3); partially offset by,

•	decreased RF generator revenue in the six months ended June 30, 2008 versus the comparable period in 2007 due to net recognition of $2.0 million of RF generator revenue deferred in 2006 related to a promised software upgrade and recognized in the first six months of 2007.
     We expect net product revenues for the three months ended September 2008 to be in line with the results reported for the three months ended June 30, 2008 due to seasonality effects and to increase in the fourth quarter ending December 31, 2008 as a result of continued market acceptance of our ClosureFAST catheter in both domestic and international markets. Beginning in the third quarter of 2008, royalty revenues will reflect royalties owed as reported by the licensees for shipments during the related quarter. We expect royalty revenues to be 5 to 6% of total net revenues for the remainder of 2008.
Net Product Revenues by Product
     The following table sets forth the percentage of net product revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Catheters and devices	76%	72%	77%	70%
RF generators	10	14	10	17
Accessories	14	14	13	13

	100%	100%	100%	100%

     We derive our net product revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. The change in product mix as a percentage of net product revenue in the three and six months ended June 30, 2008 as compared to the same period in 2007 resulted from the recognition of $2.0 million of RF generator revenue in the first two quarters of 2007 which had been deferred in 2006. The Company anticipates catheters and devices and accessories will continue to account for a greater percentage of net revenues as our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters and accessories.

Net Revenues by Geographic Region as a Percentage of Net Revenues
     The following table sets forth the percentage of net revenues from domestic and international sales for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

United States	92%	93%	90%	94%
Europe and other	8	7	10	6

	100%	100%	100%	100%

     We market our Closure system through a direct sales organization in the United States and France and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors throughout the world. In 2007, we experienced an increase in net revenues as a percentage of total net revenues from sources outside the U.S., primarily due to the addition of a direct sales presence in the United Kingdom in 2007. We expect our net revenues derived from sales outside the United States to continue to increase in 2008 primarily related to increasing customer demand and international expansion.
Gross Profit by Period
     The following table sets forth our gross profit for the three and six months ended June 30, 2008 and 2007, and the percentage change between periods:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change

Gross profit	$24,469	$10,359	136%	$36,955	$20,914	77%
     Gross profit margin for the three months ended June 30, 2008 was approximately 76.6% compared with approximately 60.3% for the same period in 2007. Gross profit margin for the six months ended June 30, 2008 was approximately 72.8% compared with approximately 63.7% for the same period in 2007. The overall increase in gross profit margin for both periods was primarily due to:
•	The recognition of $10.4 million of royalty revenues in the second quarter of 2008 with no associated cost of revenue (Note 3).

•	Higher margin of ClosureFAST catheters in 2008 as compared to 2007. This is the result of improvements to the initial manufacturing inefficiencies in 2007 associated with launching a new product.
     Assuming we are able to meet forecasted manufacturing efficiency targets associated with ClosureFAST catheter production and do not experience reductions in average sales price, we expect gross margins for 2008 to range from 70.5% to 70.7%.
Operating Expenses by Period

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change

Sales and marketing	$7,261	$6,470	12%	$14,416	$12,975	11%
Research and development	2,573	2,504	3%	5,042	4,910	3%
General and administrative	5,543	4,440	25%	9,794	8,901	10%

	$15,377	$13,414	15%	$29,252	$26,786	9%

Operating Expenses as a Percent of Net Revenues

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales and marketing	23%	38%	28%	40%
Research and development	8%	15%	10%	15%
General and administrative	17%	26%	19%	27%
Operating Expense Summary
     Overall operating expenses increased $1,963,000 in the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $1,829,000 due to increased headcount and related expense (including share-based compensation) over the prior year;

•	an increase of $411,000 due to Diomed due diligence legal expenses;

•	an increase of $411,000 due to increases in general and international expenditures; and

•	an increase of $266,000 in travel and professional fee expenditures; partially offset by

•	a decrease of $154,000 in consulting fees;

•	a decrease of $685,000 in certain clinical research and marketing expenses; and

•	a decrease of $476,000 in patent litigation expense.
     Overall operating expenses increased $2,466,000 in the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $2,732,000 due to increased headcount and related expense (including share-based compensation) over the prior year;

•	an increase of $418,000 due to increases in general and international expenditures; and

•	an increase of $446,000 in travel and professional fee expenditures; partially offset by

•	a decrease of $262,000 in consulting fees;

•	a decrease of $645,000 in certain clinical research and marketing expenses;

•	a decrease of $178,000 in bad debt expense; and

•	a decrease of $290,000 in patent litigation expense.
     Overall operating expenses as a percentage of net revenues decreased as the Company continues to leverage its cost structure to support growth in net revenues.
Sales and Marketing Expenses
     Sales and marketing expenses increased $791,000 in the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $780,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $130,000 in travel expenses; and

•	an increase of $122,000 in expenses associated with international operations and expansion; partially offset by

•	a decrease of $337,000 in marketing programs, primarily advertising.
     Sales and marketing expenses increased $1,441,000 in the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $1,239,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $269,000 in travel expenses; and

•	an increase of $112,000 in expenses associated with international operations and expansion, partially offset by

•	a decrease of $340,000 in marketing programs, primarily advertising.
     We expect sales and marketing related expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.
Research and Development Expenses
     Research and development expenses were comparable in the three months ended June 30, 2008, as compared to the same period in 2007; however, the components of research and development expenses varied by period as follows:
•	an increase of $706,000 due to increased headcount and related expense (including share-based compensation); partially offset by

•	a decrease of $348,000 in clinical study expense; and

•	a decrease of $154,000 in outside consulting fees.
     Research and development expenses increased $132,000 in the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $910,000 due to increased headcount and related expense (including share-based compensation); partially offset by

•	a decrease of $305,000 in clinical study expense; and

•	a decrease of $262,000 in outside consulting fees.
     We expect research and development expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.
General and Administrative Expenses
     General and administrative expenses increased $1,103,000 in the three months ended June 30, 2008, as compared to same period in 2007, primarily due to:
•	an increase of $411,000 due to Diomed due diligence legal expenses;

•	an increase of $343,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $289,000 in general business expenses; and

•	an increase of $136,000 due to increased professional fees and travel partially offset by;

•	a decrease of $476,000 in patent litigation expenses.

     General and administrative expenses increased $893,000 in the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $583,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $306,000 in general business expenses; and

•	an increase of $177,000 in professional fees and travel; partially offset by,

•	a decrease of $178,000 in bad debt expense; and

•	a decrease of $290,000 in patent litigation and related Diomed due diligence legal expenses.
     We expect general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues in 2008 as compared to 2007.
Interest Income and Other, Net
     Interest income and other, net, decreased to $279,000 in the three months ended June 30, 2008 from $751,000 for the same period in 2007, primarily due to:
•	a decrease of $146,000 in foreign currency translation gains related to the translation of foreign currency denominated cash and receivable balances held by the Company into U.S. dollars; and

•	a decrease of $326,000 in interest income related to decreases in short-term interest rates.
     Interest income and other, net, decreased to $1,217,000 in the six months ended June 30, 2008 from $1,624,000 for the same period in 2007, primarily due to:
•	an increase of $227,000 in foreign currency translation gains related to the translation of foreign currency denominated cash and receivable balances held by the company into U.S. dollars; partially offset by

•	a decrease of $634,000 in interest income related to an overall decrease in short-term interest rates.
     We expect interest income and other, net to decrease in absolute dollars and as a percentage of net revenues in 2008 as compared to 2007.
Provision for Income Taxes
Provision for income tax was $524,000 in the three months ended June 30, 2008 for anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expense. Provision for income tax was $8,000 for three months ended June 30, 2007, primarily related to foreign taxes.
Provision for income tax was $493,000 in the six months ended June 30, 2008 for anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expense. Provision for income tax was $18,000 for six months ended June 30, 2007, primarily related to foreign taxes.
     We expect the tax provision rate will remain constant at 5.6% for the remainder of 2008.

Liquidity and Capital Resources

	As of
	June 30,	December 31,
	2008	2007	$ Change
	(in thousands)
Cash and cash equivalents	$44,079	$39,269	$4,810
Short-term investments	$30,613	$24,067	$6,546
Working capital	$82,308	$71,001	$11,307

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$11,447	$(3,540)
Net cash (used in) provided by investing activities	$(7,198)	$2,876
Net cash provided by financing activities	$566	$820
     We incurred net losses from inception through June 30, 2008 of $40.1 million. We currently invest our cash and cash equivalents in several large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year and commercial paper. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations.
     Cash flows from operating activities
     Net cash provided by operating activities increased by $15.0 million for the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily due to:
•	Net income of $8.4 million for the six months ended June 30, 2008, as compared to a loss of $4.3 million in the same period of 2007;

•	Improved receivable collections over 2007; and

•	Slowed inventory growth as compared to 2007.
     Cash flows from investing activities
     Net cash used in investing activities increased by $10.1 million for the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily due to increased investment of the Company’s available cash resources in short-term investments.
     Cash flows from financing activities
     Net cash provided by financing activities decreased by $254,000 for the six months ended June 30, 2008, as compared to the same period in 2007. The decrease was primarily due to a decrease of $133,000 in proceeds received upon the exercise of stock options for common stock and a decrease resulting from higher payments of employee withholding tax of $121,000 related to the vesting of restricted stock units (“RSU’s”).

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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2008.
Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of June 30, 2008:

		Payments Due by Period
Contractual Obligations and Capital		Less Than	1 - 3	3 - 5	More Than
Expenditure Requirements	Total	1 Year	Years	Years	5 Years
			(In thousands)
Operating lease obligations	$6,542	$1,031	$2,484	$2,614	$413
Inventory purchase commitments	3,054	3,054	—	—	—
Other purchase commitments	955	955	—	—	—

Total	$10,551	$5,040	$2,484	$2,614	$413

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, a significant majority of our sales have been denominated in U.S. dollars. Approximately 6% of net revenues for the six-months ended June 30, 2008 was denominated in currencies other than U.S. dollars.

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
     Our exposure to interest rate risk at June 30, 2008 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
          Legal Proceedings. In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”), AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) for infringement of certain U.S. Patents owned by the Company. (The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., Case No. C05-02972 MMC (N.D. Cal.).) The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection. As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only. Any monetary damages attributable to Diomed’s alleged patent infringement prior to its petition date may be payable from the Diomed bankruptcy estate to the Company as a general unsecured creditor. Any such monetary damages attributable to post-petition infringement by Diomed may be payable from the estate to the Company as an administrative creditor.
          On June 2, 2008, the Company settled and resolved the 2005 Patent Lawsuit against AngioDynamics and Vascular Solutions by entering into a Settlement Agreement (the “Agreement”) with those two defendants. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions a non-exclusive, non-

sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. As part of the Agreement, AngioDynamics and Vascular Solutions stipulated that the Company’s patents-in-suit are valid, enforceable, and were infringed by the licensees.
          As a result of the Diomed bankruptcy and the Settlement Agreement, the 2005 Patent Lawsuit remains pending, but stayed, against Diomed only. On June 10, 2008, most of the assets of Diomed were acquired by AngioDynamics. On or about June 20, 2008, the Company filed claims against the Diomed bankruptcy estate for monetary damages attributable to Diomed’s alleged patent infringement, both prior to and since its bankruptcy petition date. Due to the nature of bankruptcy proceedings the Company cannot presently estimate the amount of any eventual recovery, if any, from the Diomed bankruptcy.
          On June 27, 2008, the Company filed a patent infringement lawsuit (the “2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against biolitec Inc. (“Biolitec”), Dornier MedTech America, Inc. (“Dornier”) and NewStar Lasers, Inc. d/b/a CoolTouch, Inc. (“CoolTouch”). (The 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Biolitec, Inc. et al., N.D. Cal. Case No. C08-03129 MMC.) Biolitec, CoolTouch and Dornier market endovenous laser ablation products for use in procedures which VNUS believes infringe several of its patents. VNUS is seeking an injunction prohibiting these companies from selling these products, in addition to monetary damages. On July 10, 2008, the Company filed an amended complaint, adding as defendants the principals of Total Vein Solutions LLC d/b/a Total Vein Systems. (“TVS”). The amended complaint also added a newly issued patent to the lawsuit.
          On July 23, 2008, the Company filed a motion in the United States Bankruptcy Court for the Southern District of Texas, to lift that court’s automatic stay of litigation against TVS, which had filed a bankruptcy petition in January 2008. With its motion the Company seeks permission to add TVS itself as a defendant in the 2008 Patent Lawsuit. The Texas court is currently scheduled to hear the motion on August 26, 2008.
          On July 8, 2008, Biolitec sued the Company in the United States District Court for the District of Massachusetts (Biolitec, Inc. v. VNUS Medical Technologies, Inc., D.Mass. Civil Action No. 08-30134) for a declaratory judgment that Biolitec does not infringe the patents asserted in the 2008 Patent Lawsuit, and that the patents are invalid and/or unenforceable. With this counter-suit Biolitec is attempting to have the 2008 Patent Lawsuit heard, and to defend against the Lawsuit, in Massachusetts rather than California.
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
     As of June 30, 2008, we had an accumulated deficit of approximately $40.1 million. While we were profitable in 2005 and in the three months ended June 30, 2008, we had a net loss in 2006 and 2007, and the first quarter of 2008. We intend to increase operating expenses in 2008 primarily in sales and marketing and research and development. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:
•	physician and patient acceptance of our products and procedures;

•	cost of manufacturing our Closure system;

•	the effect of competition from existing and new products and procedures;

•	fluctuations in the demand for our products, including seasonal demand, the timing of orders received and the timing of new product introductions;

•	fluctuations in demand in the U.S. market for our products and those competitor products subject to royalty payments under our licensing agreements as a result of actual or perceived weak general economic conditions, which may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables;

•	our ability to recognize revenue from the sales of our products;

•	our ability to protect our intellectual property rights and defend against third party challenges;

•	our ability to hire and train key personnel, including management, sales and technical personnel;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	delays or interruptions in manufacturing and shipping of our products, which may result from our dependence on third-party suppliers;

•	the results of future clinical trial data, including long-term randomized trial data;

•	litigation, including patent litigation, product liability claims and securities litigation;

•	the quality of products we sell;

•	failure to comply with current government regulations and announcements of changes in government regulations affecting us or our competitors;

•	failure to obtain or maintain regulatory approvals and clearances to market our products;

•	our ability to train physicians in performing our Closure procedure; and

•	fluctuations in the international markets where we sell our products.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 23, 2008 for the purpose of: (1) electing two directors for a three-year term and until the election and qualification of their successors, or until their earlier death, resignation or removal; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:
Proposal 1:

			Broker Non-
Director	Votes For	Abstentions	Votes
Edward W. Unkart	11,472,977	207,652	0
Michael J. Coyle	11,390,186	290,443	0
10.2
Proposal 2:
The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year was ratified by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
11,678,565	1,776	288	0

Our directors that held office following our annual meeting were W. James Fitzsimmons (Chairman of the Board), Michael J. Coyle, Brian E. Farley, Kathleen D. LaPorte, Lori M. Robson, Ph.D., Gregory T. Schiffman and Edward W. Unkart.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).
10.1#	Offer Letter, dated April 8, 2008, between VNUS Medical Technologies, Inc. and Donald J. Todd.
10.2*	Settlement Agreement, dated June 2, 2008, by and among VNUS Medical Technologies, Inc. and AngioDynamics, Inc, and Vascular Solutions, Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
#	Management compensation or arrangement.
*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Secutiries and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2008	VNUS Medical Technologies, Inc.
/s/ PETER OSBORNE
Peter Osborne
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).
10.1#	Offer Letter, dated April 8, 2008, between VNUS Medical Technologies, Inc. and Donald J. Todd.
10.2*	Settlement Agreement, dated June 2, 2008, by and among VNUS Medical Technologies, Inc. and AngioDynamics, Inc, and Vascular Solutions, Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
#	Management compensation or arrangement.
*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Secutiries and Exchange Commission.