Form 10-Q
period 2008-09-30
VNUS MEDICAL TECHNOLOGIES INC
filed 2008-11-10
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 3, 2008 16,032,111 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended September 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$48,532	$39,269
Short-term investments	29,637	24,067
Accounts receivable, net	11,797	11,456
Inventories	5,662	5,485
Prepaid expenses and other current assets	2,091	1,421

Total current assets	97,719	81,698
Property and equipment, net	4,266	4,354
Other assets	130	130

Total assets	$102,115	$86,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,166	$2,366
Accrued compensation and benefits	6,431	6,040
Other accrued liabilities	1,585	1,571
Deferred revenue, net	829	720

Total current liabilities	12,011	10,697
Other long term liabilities	1,904	1,996

Total liabilities	13,915	12,693

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	126,719	122,009
Deferred stock compensation	(3)	(23)
Accumulated other comprehensive income	(18)	21
Accumulated deficit	(38,514)	(48,533)

Total stockholders’ equity	88,200	73,489

Total liabilities and stockholders’ equity	$102,115	$86,182

(1)	December 31, 2007 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30.		September 30.
	2008	2007	2008	2007
Net product revenues	$21,910	$17,495	$62,302	$50,333
Royalty revenues	1,226	—	11,628	—

Net revenues	23,136	17,495	73,930	50,333
Cost of revenues	7,026	6,741	20,865	18,665

Gross profit	16,110	10,754	53,065	31,668

Operating Expenses:
Sales and marketing	6,779	5,460	21,195	18,435
Research and development	2,554	2,258	7,596	7,168
General and administrative	4,860	6,128	14,654	15,029

Total operating expenses	14,193	13,846	43,445	40,632

Income (loss) from operations	1,917	(3,092)	9,620	(8,964)
Interest and other income, net	24	945	1,241	2,569

Income (loss) before provision for taxes	1,941	(2,147)	10,861	(6,395)
Provision for income taxes	349	19	842	37

Net income (loss)	$1,592	$(2,166)	$10,019	$(6,432)

Basic net income (loss) per share	$0.10	$(0.14)	$0.63	$(0.42)
Diluted net income (loss) per share	$0.10	$(0.14)	$0.60	$(0.42)
Basic weighted average number of shares	15,941	15,466	15,844	15,364
Diluted weighted average number of shares	16,751	15,466	16,588	15,364
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,019	$(6,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,114	890
Provision for excess & obsolete inventory	173	634
Share-based compensation and amortization of deferred share-based compensation	3,560	1,610
Allowance for doubtful accounts	193	266
Change in operating assets and liabilities:
Accounts receivable	(534)	(2,671)
Inventories	(350)	(2,950)
Prepaid expenses and other current assets	(670)	508
Other long-term assets	—	652
Accounts payable	800	1,906
Accrued compensation and benefits	165	1,954
Other accrued liabilities	178	(357)
Warranty reserve	32	72
Deferred revenue	109	(1,257)
Other long-term liabilities	(189)	515

Net cash provided by (used in) operating activities	14,600	(4,660)

Cash flows from investing activities:
Purchase of short-term investments	(47,313)	(39,737)
Proceeds from maturities of short-term investments	41,701	45,514
Purchase of property and equipment	(929)	(1,052)

Net cash (used in) provided by investing activities	(6,541)	4,725

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	1,665	2,010
Employees’ taxes withheld and paid for restricted stock and options	(464)	(261)

Net cash provided by financing activities	1,201	1,749

Net increase in cash and cash equivalents	9,260	1,814
Effect of foreign exchange rates	3	—
Cash and cash equivalents at the beginning of the period	39,269	38,917

Cash and cash equivalents at the end of the period	$48,532	$40,731

See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — THE COMPANY
     VNUS Medical Technologies, Inc. (the “Company”) is a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. In late 1998, the Company introduced its Closure® system in Europe. In late 1999, the Company introduced its Closure system in the United States. In 2005, the Company introduced the ClosureRFS™ line of products for the minimally invasive treatment of perforator and tributary vein reflux. The Company introduced the ClosureFAST™ catheter for the minimally invasive treatment of venous reflux disease in 2007.
     The Company was incorporated in Delaware on January 4, 1995. The Company has funded its operations through the issuance of convertible preferred stock and common stock, and through cash provided from operations. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including its dependence on a limited product line; reliance on key individuals; potential competition from larger, more established companies and uncertainty of continuing future profitability. The Company completed its initial public offering of common stock in October 2004.
NOTE 2 — BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2008.
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
     Royalty Revenue Recognition. The Company recognizes royalty revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires there to exist persuasive evidence of an arrangement, transfer of title, fixed or determinable price and reasonably assured collectability. We use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.

Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in the second quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations and cash flows.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations and cash flows.
NOTE 3 — PATENT LITIGATION SETTLEMENT
     In June 2008, the Company entered into a Settlement Agreement (the “Agreement”) with AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular”). The Agreement settles and resolves the patent infringement lawsuit between the parties as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions, a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. The Agreement requires the licensees to pay a royalty on shipments of these products until September 2017. Through September 30, 2008, the licensees reported $11.3 million of royalties due for shipments through that date. This amount has been reflected as royalty revenues in the accompanying condensed consolidated statements of operations.
     In September 2008, the Company also received a negotiated payment of $0.3 million from Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for royalties relating to Diomed’s post-bankruptcy patent infringement through the date of acquisition by AngioDynamics (Note 6).
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
Assets measured at fair value on a recurring basis using the levels described above are summarized below:

		Fair Value Measurements at September 30, 2008 using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Cash equivalents	$40,593	$34,849	$5,744	$—
Available for sale investments	29,637	19,643	9,994	—

	$70,230	$54,492	$15,738	$—

     The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously reported at fair value. Therefore, financial assets and liabilities not reported at fair value, such as the Company’s accounts receivable, notes receivable, and accounts payable are still reported at their carrying values.

================================================================================

NOTE 5 — BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2008	2007
	(in thousands)
Inventories (1)
Raw material and sub-assemblies	$2,400	$3,007
Finished goods and other	3,262	2,478

	$5,662	$5,485

Property and equipment, net (2)
Leasehold improvements	$3,076	$2,999
Laboratory equipment	2,218	1,934
Computer and office equipment	1,622	1,427
Software	1,135	1,036
Furniture and fixtures	398	390
Assets not ready to be placed in service	416	150

	8,865	7,936
Less accumulated depreciation and amortization	(4,599)	(3,582)

Total property and equipment, net	$4,266	$4,354

Other accrued liabilities
Accrued expenses	$717	$520
Accrued taxes	348	392
Accrued warranty	62	72
Other accrued liabilities	458	587

	$1,585	$1,571

(1)	Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.

(2)	Substantially all long-lived assets are located in the United States of America.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides a warranty reserve for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at September 30, 2008 was $62,000 and was included in other accrued liabilities. The warranty liability changed during the reporting periods as follows:

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Liability	End of
	Period	Liability	Utilized	Period

	(in thousands)
Nine months ended September 30, 2008	$72	$32	$(42)	$62
Nine months ended September 30, 2007	$204	$72	$(216)	$60

     Legal Proceedings. In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”), AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) for infringement of certain U.S. Patents owned by the Company. The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., N.D. Cal. Case No. C05-02972 MMC. The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. In March 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection (in the United States Bankruptcy Court for the District of Massachusetts). As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only.
     In June 2008, the Company settled and resolved the 2005 Patent Lawsuit against AngioDynamics and Vascular Solutions by entering into a Settlement Agreement (the “Agreement”) with those two defendants. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. As part of the Agreement, AngioDynamics and Vascular Solutions stipulated that the Company’s patents-in-suit are valid, enforceable, and were infringed by the licensees (Note 3).
     As a result of the Diomed bankruptcy and the Settlement Agreement, the 2005 Patent Lawsuit remained pending, but stayed, against Diomed only. In June 2008, most of the assets of Diomed were acquired by AngioDynamics. In June 2008, the Company filed claims against the Diomed bankruptcy estate for monetary damages attributable to Diomed’s alleged patent infringement, both prior to and since its bankruptcy petition date. The Company’s claims comprised an administrative expense claim of $2.6 million and a general unsecured claim of $40.7 million.
     In September 2008, the Massachusetts bankruptcy court approved a stipulation entered into by the Company and Diomed, under which the two parties settled the Company’s claims against the Diomed bankruptcy estate. The stipulation provided for settlement of the Company’s administrative expense claim for $300,000 and the Company’s general unsecured claim for $3,000,000. The Company received a payment of $300,000 from Diomed for the settled administrative expense claim. Due to the nature of bankruptcy proceedings the Company cannot presently estimate how much, if any, of the $3,000,000 settled general unsecured claim will eventually be paid to the Company.
     In June 2008, the Company filed a patent infringement lawsuit (the “First 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against biolitec Inc. (“Biolitec”), Dornier MedTech America, Inc. (“Dornier”) and NewStar Lasers, Inc. d/b/a CoolTouch, Inc. (“CoolTouch”). The First 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Biolitec, Inc. et al., N.D. Cal. Case No. C08-03129 MMC. Biolitec, CoolTouch and Dornier market endovenous laser ablation products for use in procedures which VNUS believes infringe several of its patents. VNUS is seeking an injunction prohibiting these companies from selling these products, in addition to monetary damages. In July 2008, the Company filed a first amended complaint, adding as defendants the principals of Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The amended complaint also added a newly issued patent to the lawsuit. In August 2008, the Company filed a second amended complaint, adding another newly issued patent to the lawsuit.
     In July 2008, the Company filed a motion in the United States Bankruptcy Court for the Southern District of Texas, to lift that court’s automatic stay of litigation against TVS, which had filed a bankruptcy petition in January 2008. In response to the Company’s motion, the Court issued orders confirming that the automatic stay does not apply to patent infringement claims against TVS arising after the date that TVS filed for bankruptcy.
     In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against TVS itself. The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. The Second 2008 Patent Lawsuit resembles the First 2008 Patent Lawsuit in relevant respects but is limited to TVS’s infringing conduct occurring after its January 2008 petition for bankruptcy.
     In October 2008, TVS and the TVS principals filed motions to dismiss and transfer venue in the First and Second 2008 Patent Lawsuits. Those motions are set to be heard in November 2008.
     In July 2008, Biolitec sued the Company in the United States District Court for the District of Massachusetts (Biolitec, Inc. v. VNUS Medical Technologies, Inc., D.Mass. Civil Action No. 08-30134) for a declaratory judgment that Biolitec does not infringe the patents asserted in the First 2008 Patent Lawsuit, and that the patents are invalid and/or unenforceable. With this counter-suit Biolitec is attempting to have the First 2008 Patent Lawsuit heard, and to defend against the Lawsuit, in Massachusetts rather than California.

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
     Purchase Commitments. At September 30, 2008, the Company had approximately $3.3 million in purchase commitments for the next twelve months with suppliers, of which $2.4 million was inventory related.
NOTE 7 — COMPREHENSIVE NET INCOME (LOSS)
     Comprehensive net income (loss) includes net income (loss) as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

	(in thousands)

Net income (loss)	$1,592	$(2,166)	$10,019	$(6,432)
Unrealized gain (loss) on short-term investments	8	24	(42)	39
Cumulative translation adjustment	8	—	3	—

Comprehensive net income (loss)	$1,608	$(2,142)	$9,980	$(6,393)

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
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had approximately $19,000 of accrued interest related to uncertain tax positions, an increase of $2,000 since June 30, 2008.
     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $21,000 as of September 30, 2008. The unrecognized tax benefit remains unchanged since the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007 .
     Income tax expense for the nine months ended September 30, 2008 was $842,000, or 7.8% of pre-tax income, compared to $37,000, or (0.6)% of pre-tax loss, for the comparable period in 2007. Income tax expense for the three months ended September 30, 2008 was $349,000, or 18% of pre-tax income, compared to $19,000, or (0.9)% of pre-tax loss, for the comparable period in 2007. The effective tax rate for 2008 and 2007 was estimated based on anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expenses. The effective tax rate in the third quarter of 2008 increased primarily due to the retroactive effect to the beginning of the year for the two year suspension of use of California net operating loss carryforwards enacted in September 2008.

     The Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2008 due to uncertainty as to the existence of sufficient taxable income.
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
     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	91%	93%	91%	94%
Europe and other	9	7	9	6

	100%	100%	100%	100%

Catheters and devices	73%	76%	65%	72%
RF generators	8	10	8	15
Accessories	13	14	11	13
Royalty revenue	6	—	16	—

	100%	100%	100%	100%

NOTE 10 — NET INCOME (LOSS) PER SHARE
     The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of potential common stock including stock options and restricted stock units. Diluted income per share reflects the dilutive affect of potential common stock outstanding during the period. In computing diluted income per share, the Company adjusts the share count by assuming all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. As the Company was in a net loss position for the three and nine month periods ended September 30, 2007, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities.

     The following table sets forth the computation of basic and diluted net income per share for 2008 and 2007 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (loss)	$1,592	$(2,166)	$10,019	$(6,432)

Denominator:
Basic weighted average number of shares	15,941	15,466	15,844	15,364
Effect of dilutive securities:
Stock options and restricted stock units	810	—	744	—

Diluted weighted average number of shares	16,751	15,466	16,588	15,364

Net income (loss) per share
Basic net income (loss) per share	$0.10	$(0.14)	$0.63	$(0.42)
Diluted net income (loss) per share	$0.10	$(0.14)	$0.60	$(0.42)
     The following outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per share as they had an antidilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

	(in thousands)
Stock options	233	621	251	521
Restricted stock units	4	542	18	542

Total	237	1,163	269	1,063

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three and nine months ended September 30, 2008 and 2007, as well as our financial condition at September 30, 2008 and December 31, 2007. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.
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
     For more information, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we have not identified any significant changes to these critical accounting policies discussed in our “Critical Accounting Policies and Estimates,” except as described below.
     Royalty Revenue Recognition. The Company recognizes royalty revenues in accordance with SAB No. 104, Revenue Recognition. SAB 104 requires there to exist persuasive evidence of an arrangement, transfer of title, fixed or determinable price and reasonably assured collectability. We use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed at a fixed price per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.

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
     Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions. In the United States, recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the third quarter of 2008. For the three-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. In the third quarter of 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government-provided loan to American International Group Inc. and other federal government interventions in the United States credit markets led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
     As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely replace maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

Results of Operations
Net Revenues by Period
     The following table sets forth our net revenues for the three and nine months ended September 30, 2008 and 2007, and the percentage change in net revenues between periods:

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

	(in thousands)			(in thousands)
Net product revenues	$21,910	$17,495	25%	$62,302	$50,333	24%
Royalty revenues	1,226	—	NA	11,628	—	NA

Net revenues	$23,136	$17,495	32%	$73,930	$50,333	47%

     Net revenues increased in the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to:
•	increased catheter sales in both units (increase of 29%) and dollars (increase of $3.6 million) due to increased demand for the ClosureFAST catheter and ClosureRFS device;

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	royalty revenues of $1.2 million relating to the current period.
     Net revenues increased in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to:
•	increased catheter sales in both units (increase of 38%) and dollars (increase of $11.7 million) due to increased demand for the ClosureFAST catheter and ClosureRFS device; and

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	royalty revenues of $11.6 million relating to the current period; partially offset by,

•	decreased RF generator revenue due to net recognition of $2.0 million of RF generator revenue deferred in 2006 related to a promised software upgrade and recognized in 2007.
     We expect net product revenues to increase in the fourth quarter ending December 31, 2008 as a result of continued market acceptance of our ClosureFAST catheter in both domestic and international markets. We expect royalty revenues to be 4.0 to 4.5% of total net revenues for the fourth quarter of 2008.
Net Product Revenues by Product
     The following table sets forth the percentage of net product revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Catheters and devices	77%	76%	77%	72%
RF generators	9	10	10	15
Accessories	14	14	13	13

	100%	100%	100%	100%

     We derive our net product revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. The change in product mix as a percentage of net product revenue in the nine months ended September 30, 2008 as compared to the same period in 2007 resulted from the recognition of $2.0 million of RF generator revenue in the first two quarters of 2007 which had been deferred in 2006. The Company anticipates catheters and devices and accessories will continue to account for a greater percentage of net revenues as our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters and accessories.
Net Revenues by Geographic Region as a Percentage of Net Revenues
     The following table sets forth the percentage of net revenues from domestic and international sales for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	91%	93%	91%	94%
Europe and other	9	7	9	6

	100%	100%	100%	100%

     We market our Closure system through a direct sales organization in the United States and France and subsidiaries in Germany and the United Kingdom. We also market and sell our products through distributors throughout the world. In 2007, we experienced an increase in net revenues as a percentage of total net revenues from sources outside the U.S., primarily due to the addition of a direct sales presence in the United Kingdom in 2007. We expect our net revenues derived from sales outside the United States to continue to increase in 2008 compared to 2007 primarily related to increasing customer demand and international expansion.

Gross Profit by Period
     The following table sets forth our gross profit for the three and nine months ended September 30, 2008 and 2007, and the percentage change between periods:

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

	(in thousands)			(in thousands)
Gross profit	$16,110	$10,754	50%	$53,065	$31,668	68%
     Gross profit margin for the three months ended September 30, 2008 was approximately 69.6% compared with approximately 61.5% for the same period in 2007. Gross profit margin for the nine months ended September 30, 2008 was approximately 71.8% compared with approximately 62.9% for the same period in 2007. The overall increase in gross profit margin for both periods was primarily due to:
•	The recognition of royalty revenues with no associated cost of revenue; and

•	Higher margin of ClosureFAST catheters in 2008 as compared to 2007. This is the result of reductions in the initial manufacturing inefficiencies in 2007 associated with launching a new product.
     Assuming we do not experience reductions in average sales price or experience unusual manufacturing inefficiencies, we expect gross margins for 2008 to range from 70% to 72%.
Operating Expenses by Period

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

	(in thousands)			(in thousands)

Sales and marketing	$6,779	$5,460	24%	$21,195	$18,435	15%
Research and development	2,554	2,258	13%	7,596	7,168	6%
General and administrative	4,860	6,128	-21%	14,654	15,029	-2%

	$14,193	$13,846	3%	$43,445	$40,632	7%

Operating Expenses as a Percent of Net Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales and marketing	29%	31%	29%	37%
Research and development	11%	13%	10%	14%
General and administrative	21%	35%	20%	30%
Operating Expense Summary
     Overall operating expenses increased $347,000 in the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $2,050,000 due to increased payroll and related expense (including share-based compensation) over the prior year;

•	an increase of $495,000 in travel and professional fee expenditures; and

•	an increase of $97,000 in general business expenses; partially offset by

•	a decrease of $2,433,000 in patent litigation expense; and

•	a decrease of $57,000 in certain clinical research and marketing expenses.
     Overall operating expenses increased $2,813,000 in the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $5,280,000 due to increased payroll and related expense (including share-based compensation) over the prior year;

•	an increase of $476,000 in travel and professional fee expenditures;

•	an increase of $206,000 due to increases in general and international expenditures; and

•	an increase of $77,000 in consulting fees; partially offset by

•	a decrease of $2,643,000 in patent litigation expense;

•	a decrease of $361,000 in certain clinical research and marketing expenses; and

•	a decrease of $81,000 in bad debt expense.
     Overall operating expenses as a percentage of net revenues decreased as the Company continued to leverage its cost structure to support growth in net revenues.
Sales and Marketing Expenses
     Sales and marketing expenses increased $1,319,000 in the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $1,067,000 due to increased payroll and related expense (including share-based compensation); and

•	an increase of $206,000 in travel expenses.
     Sales and marketing expenses increased $2,760,000 in the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $2,460,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $476,000 in travel expenses; and

•	an increase of $207,000 in expenses associated with international operations and expansion, partially offset by

•	a decrease of $315,000 in marketing programs, primarily advertising.
     We expect sales and marketing related expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.
Research and Development Expenses
     Research and development expenses were comparable in the three months ended September 30, 2008, as compared to the same period in 2007; however, the components of research and development expenses varied by period as follows:
•	an increase of $463,000 due to increased payroll and related expense (including share-based compensation); partially offset by

•	a decrease of $57,000 in clinical study expense; and

•	a decrease of $180,000 in outside consulting fees.

     Research and development expenses increased $428,000 in the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $1,472,000 due to increased payroll and related expense (including share-based compensation); partially offset by

•	a decrease of $361,000 in clinical study expense; and

•	a decrease of $442,000 in outside consulting fees.
     We expect research and development expenses to increase in absolute dollars in 2008 but to decrease as a percentage of net revenues as compared to 2007.
General and Administrative Expenses
     General and administrative expenses decreased $1,268,000 in the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $520,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $97,000 in general business expenses; and

•	an increase of $469,000 due to increased professional fees; partially offset by

•	a decrease of $2,443,000 in patent litigation expenses.
     General and administrative expenses decreased $375,000 in the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to:
•	an increase of $1,348,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $330,000 in general business expenses; and

•	an increase of $519,000 in professional fees and travel; partially offset by

•	a decrease of $2,643,000 in patent litigation and related Diomed due diligence legal expenses; and

•	a decrease of $81,000 in bad debt expense.
     We expect general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues in 2008 as compared to 2007.
Interest Income and Other, Net
     Interest income and other, net, decreased to $24,000 in the three months ended September 30, 2008 from $945,000 for the same period in 2007, primarily due to:
•	a decrease of $590,000 in foreign currency translation gains related to the translation into U.S. dollars of foreign currency denominated cash and receivable balances held by the Company; and

•	a decrease of $331,000 in interest income related to decreases in short-term interest rates.
     Interest income and other, net, decreased to $1,241,000 in the nine months ended September 30, 2008 from $2,569,000 for the same period in 2007, primarily due to:

•	a decrease of $364,000 in foreign currency translation gains related to the translation into U.S. dollars of foreign currency denominated cash and receivable balances held by the Company; and

•	a decrease of $964,000 in interest income related to decreases in short-term interest rates.
     We expect interest income and other, net to decrease in absolute dollars and as a percentage of net revenues in 2008 as compared to 2007. Additionally, we anticipate certain foreign currency losses in the three months ending December 31, 2008 to the extent the dollar continues to strengthen in comparison to foreign currencies, primarily the British pound and the Euro.
Provision for Income Taxes
     Provision for income tax was $349,000 in the three months ended September 30, 2008 for anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expense. Provision for income tax was $19,000 for three months ended September 30, 2007, primarily related to foreign taxes. The provision for income tax for the three months ended September 30, 2008, included the retroactive effect to the beginning of the year for the two year suspension of use of California net operating loss carryforwards enacted in September 2008.
     Provision for income tax was $842,000 in the nine months ended September 30, 2008 for anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expense. Provision for income tax was $37,000 for nine months ended September 30, 2007, primarily related to foreign taxes.
     We expect the tax provision rate will be 8.0% for the full year 2008.
Liquidity and Capital Resources

	As of
	September 30,	December 31,
	2008	2007	$ Change
	(in thousands)
Cash and cash equivalents	$48,532	$39,269	$9,263
Short-term investments	$29,637	$24,067	$5,570
Working capital	$85,708	$71,001	$14,707

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$14,600	$(4,660)
Net cash (used in) provided by investing activities	$(6,541)	$4,725
Net cash provided by financing activities	$1,201	$1,749
     We incurred net losses from inception through September 30, 2008 of $38.5 million. We currently invest our cash, cash equivalents and short-term investments in several large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the U.S. government, its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year and commercial paper. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations.

     Cash flows from operating activities
     Net cash provided by operating activities increased by $19.3 million for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to:
•	Net income of $10.0 million for the nine months ended September 30, 2008, as compared to a loss of $6.4 million in the same period of 2007;

•	Improved receivable collections over 2007; and

•	Slowed inventory growth as compared to 2007.
     Cash flows from investing activities
     Net cash used in investing activities increased by $11.3 million for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to increased investment of the Company’s available cash resources in short-term investments.
     Cash flows from financing activities
     Net cash provided by financing activities decreased by $548,000 for the nine months ended September 30, 2008, as compared to the same period in 2007. The decrease was primarily due to a decrease of $345,000 in proceeds received upon the exercise of stock options for common stock and a decrease resulting from higher payments of employee withholding tax of $203,000 related to the vesting of restricted stock units (“RSUs”).
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
     We believe that our current cash, cash equivalents and short-term investments, and cash we have generated from operations in the nine months ended September 30, 2008, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to further develop the marketplace, complete clinical studies and deliver new products to our customers. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $78.2 million. These funds are held in accounts managed by third party financial institutions, and consist of invested cash and cash in our operating accounts. The invested cash is invested in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. To date, we have experienced no loss or lack of access to our invested cashes related to the current adverse conditions in the markets; however, we can provide no assurances that access to our invested cash will not be impacted by adverse conditions in the financial markets. At any point in time we also have cash in our operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash balances in our operating accounts.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2008.
Contractual Obligations and Capital Expenditure Requirements
     The following table summarizes our contractual obligations as of September 30, 2008:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations and Capital	Total	1 Year	Years	Years	5 Years
Expenditure Requirements	(In thousands)
Operating lease obligations	$6,382	$1,060	$2,489	$2,626	$207
Inventory purchase commitments	2,369	2,369	—	—	—
Other purchase commitments	900	900	—	—	—

Total	$9,651	$4,329	$2,489	$2,626	$207

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, a significant majority of our sales have been denominated in U.S. dollars. Approximately 6% of net revenues for the nine months ended September 30, 2008 was denominated in currencies other than U.S. dollars. However, the continued strengthening of the U.S. dollar against foreign currencies, especially the British pound and the Euro, could adversely affect sales growth rates and our results of operations.
     While our reporting currency is the U.S. dollar, a portion of our assets (primarily deposit accounts and accounts receivable) are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and foreign currencies. If a foreign currency depreciates against the U.S. dollar, the value of a portion of our earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar would not be material on our results of operations and financial position.
     Our exposure to interest rate risk at September 30, 2008 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the short-term nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     Legal Proceedings. In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”), AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) for infringement of certain U.S. Patents owned by the Company. The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., N.D. Cal. Case No. C05-02972 MMC. The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection (in the United States Bankruptcy Court for the District of Massachusetts). As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only.
     In June 2008, the Company settled and resolved the 2005 Patent Lawsuit against AngioDynamics and Vascular Solutions by entering into a Settlement Agreement (the “Agreement”) with those two defendants. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. As part of the Agreement, AngioDynamics and Vascular Solutions stipulated that the Company’s patents-in-suit are valid, enforceable, and were infringed by the licensees.

     As a result of the Diomed bankruptcy and the Settlement Agreement, the 2005 Patent Lawsuit remained pending, but stayed, against Diomed only. In June 2008, most of the assets of Diomed were acquired by AngioDynamics. On or about June 20, 2008, the Company filed claims against the Diomed bankruptcy estate for monetary damages attributable to Diomed’s alleged patent infringement, both prior to and since its bankruptcy petition date. The Company’s claims comprised an administrative expense claim of $2.6 million and a general unsecured claim of $40.7 million.
     In September 2008, the Massachusetts bankruptcy court approved a stipulation entered into by the Company and Diomed, under which the two parties settled the Company’s claims against the Diomed bankruptcy estate. The stipulation provided for settlement of the Company’s administrative expense claim for $300,000 and the Company’s general unsecured claim for $3,000,000. In September 2008, the Company received a payment of $300,000 from Diomed for the settled administrative expense claim. Due to the nature of bankruptcy proceedings the Company cannot presently estimate how much, if any, of the $3,000,000 settled general unsecured claim will eventually be paid to the Company.
     In June 2008, the Company filed a patent infringement lawsuit (the “First 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against biolitec Inc. (“Biolitec”), Dornier MedTech America, Inc. (“Dornier”) and NewStar Lasers, Inc. d/b/a CoolTouch, Inc. (“CoolTouch”). The First 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Biolitec, Inc. et al., N.D. Cal. Case No. C08-03129 MMC. Biolitec, CoolTouch and Dornier market endovenous laser ablation products for use in procedures which VNUS believes infringe several of its patents. VNUS is seeking an injunction prohibiting these companies from selling these products, in addition to monetary damages. In July 2008, the Company filed a first amended complaint, adding as defendants the principals of Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The amended complaint also added a newly issued patent to the lawsuit. In August 2008, the Company filed a second amended complaint, adding another newly issued patent to the lawsuit.
     In July 2008, the Company filed a motion in the United States Bankruptcy Court for the Southern District of Texas, to lift that court’s automatic stay of litigation against TVS, which had filed a bankruptcy petition in January 2008. In response to the Company’s motion, the Court issued orders confirming that the automatic stay does not apply to patent infringement claims against TVS arising after the date that TVS filed for bankruptcy.
     In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against TVS itself. The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. The Second 2008 Patent Lawsuit resembles the First 2008 Patent Lawsuit in relevant respects but is limited to TVS’s infringing conduct occurring after its January 2008 petition for bankruptcy.
     In October 2008, TVS and the TVS principals filed motions to dismiss and transfer venue in the First and Second 2008 Patent Lawsuits. Those motions are set to be heard in November 2008.
     In July 2008, Biolitec sued the Company in the United States District Court for the District of Massachusetts (Biolitec, Inc. v. VNUS Medical Technologies, Inc., D.Mass. Civil Action No. 08-30134) for a declaratory judgment that Biolitec does not infringe the patents asserted in the First 2008 Patent Lawsuit, and that the patents are invalid and/or unenforceable. With this counter-suit Biolitec is attempting to have the First 2008 Patent Lawsuit heard, and to defend against the Lawsuit, in Massachusetts rather than California.
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
     As of September 30, 2008, we had an accumulated deficit of approximately $38.5 million. While we were profitable in 2005 and in the three and nine months ended September 30, 2008, we had a net loss in 2006 and 2007, and the first quarter of 2008. We intend to increase operating expenses in 2008 primarily in sales and marketing and research and development. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:

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
     During the nine months ended September 30, 2008, and the years ended December 31, 2007 and December 31, 2006, 9%, 7% and 4%, respectively, of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because some of our international sales are currently denominated in currencies other than U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our revenue could decline or products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products and could adversely affect our net revenues and results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:
•	changes in currency exchange rates;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	longer payment cycles;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations;

•	export restrictions and controls relating to technology; and

•	difficulties in enforcing intellectual property rights.
     Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.
If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
     The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of U.S. government agencies and corporate issuers. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.
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

Date: November 10, 2008	VNUS Medical Technologies, Inc.

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