Form 10-K
period 2008-12-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2009-03-16
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-50988

VNUS MEDICAL TECHNOLOGIES, INC.

Delaware	94-3216535
(State of incorporation)	(I.R.S. ID.)

5799 FONTANOSO WAY, SAN JOSE, CALIFORNIA 95138
(408) 360-7200

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK NASDAQ
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

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $12.9 million on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 9, 2009, 16,159,567 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-K
For The Fiscal Year Ended December 31, 2008

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements either contained in or incorporated by reference into this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “believes,” “plans,” “anticipates,” “projects,” “estimates,” “expects,” “intends,” “strategy,” “future,” “opportunity,” “may,” “will,” “should,” “could,” “potential,” or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Actual results may differ materially from current expectations based on a number of factors affecting our business, including, among other things, overall economic and market conditions; fluctuating foreign exchange rates; changes in reimbursement levels established by governmental and third-party payors; commercial success of our licensees; changing competitive market, clinical trial data and regulatory conditions; changes in the credit markets impacting the fair value of our investment securities; continued market acceptance of the ClosureFAST catheter; customer and physician preferences; our ability to protect our patent position; and the effectiveness of advertising and other promotional campaigns. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report in the sections entitled “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). The reader is cautioned not to unduly rely on these forward-looking statements. We expressly disclaim any intent or obligation to update or revise publicly these forward-looking statements except as required by law.

ITEM 1:	BUSINESS

GENERAL

VNUS Medical Technologies, Inc. was incorporated in Delaware in 1995. Our mission is to create innovative products and procedures for the treatment of venous reflux disease in order to significantly improve patients’ lives. We develop, manufacture and license proprietary products used in the minimally invasive treatment of venous reflux disease, including disposable endovenous catheters and radio-frequency, or RF, generators. Our proprietary products primarily consist of the VNUS Closure system, which is made up of our RF generator and single-use disposable catheter which is used to perform the Closure procedure. We also sell sterile supply kits and related accessories used together with our Closure system to perform our Closure procedure. We do business throughout the world and have offices in three countries.

We believe the VNUS Closure system enables the treatment of venous reflux disease, including painful varicose veins, in a minimally invasive manner that allows physicians the option of performing the procedure in an office, outpatient or hospital setting with reduced patient discomfort and recovery time over other venous reflux disease treatment options, and that this ability is key to meeting our customers’ needs and to our future growth. We believe that by delivering new and improved products, through continuing and expanding the acceptance and reimbursement of our Closure procedure by private and government sponsored health insurance plans worldwide, and improving our internal processes, we can lay a foundation for long-term success. We intend to build on this foundation through continued innovation, product excellence, commitment to patients, business efficacy and accountability.

Corporate Background

Our principal offices are located at 5799 Fontanoso Way, San Jose, California 95138 and our telephone number is (408) 360-7200. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our Code of Conduct and Business Ethics, Corporate Governance Guidelines, Insider Trading Policy and Audit Committee, Compensation Committee and Governance and Nominating Committee Charters are available through our website, www.vnus.com, under the “Investor Relations”

section, free of charge. Our filings with the Securities and Exchange Commission, or SEC, are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

OPERATING SEGMENT INFORMATION

We operate as one segment that encompasses all geographic regions. We provide one group of products and services. The following is a summary of the percentage of our net revenues by geographic region and by revenue source within our single segment:

	Years Ended December 31,
	2008	2007	2006

United States	90%	93%	96%
Europe and other	10	7	4

	100%	100%	100%

Catheters and devices	68%	73%	81%
RF generators	8	14	8
Accessories	11	13	11
Royalty revenues	13	—	—

	100%	100%	100%

Venous Reflux Market

It is estimated that throughout the world approximately 1.3 million vein stripping surgeries and endovenous vein ablation procedures are performed annually in the 40 countries in which our products are sold. These procedures treat people who suffer from symptomatic venous insufficiency, a condition also known as venous reflux disease that occurs when veins in the leg become less functional and become noticeable by varicose veins, swollen ankles, or aching legs. Of these 1.3 million procedures, we estimate that in 2008 approximately 290,000 were performed in the United States, 640,000 in Europe and the remainder in the rest of the world. Endovenous vein ablation is the prevalent treatment method of venous reflux disease in the United States, where approximately 90% of the procedures to treat venous reflux disease are performed using this treatment. Vein stripping surgery is the prevalent treatment method of venous reflux disease in the rest of the world, where it is estimated over 95% of the procedures to treat venous reflux are performed using this treatment.

Current Treatment Alternatives

Patients suffering from venous reflux disease can receive various treatments for relief from the condition. To provide long-term elimination of symptoms as well as the signs of venous reflux disease, including varicose veins, refluxing veins are surgically removed or closed. Three prevalent treatments use this approach: conventional vein stripping and ligation surgery, endovenous laser ablation (“EVL”) and our Closure® procedure. The following table compares the primary characteristics of the three prevalent treatments.

VNUS Closure Procedure
	Using ClosureFAST	EVL	Vein Stripping Surgery

Typical anesthesia	Local	Local	General

Typical total procedure time per limb	40-50 minutes	40-50 minutes	60 minutes
Method of treating reflux	Delivery of RF energy to the vein wall	Laser heating and perforating of the vein or boiling blood in the vein	Surgical removal of the saphenous vein
Where performed	Outpatient/hospital, surgery center, or physician’s office	Outpatient/hospital, surgery center, or physician’s office	Outpatient hospital or surgery center

Typical time to return to regular activities	1 day	1-3 days	3 days to several weeks

The VNUS Closure Procedure

Diseased, superficial veins such as the great saphenous vein with non-functioning vein valves can be ablated using our Closure procedure. This is accomplished by inserting our proprietary catheter into the vein to heat the vein wall using temperature-controlled RF energy. Heating the vein wall causes collagen in the wall to shrink, closing the vein. The blood then naturally reroutes to healthy veins containing functioning vein valves. Physicians generally instruct their patients to take frequent walks throughout the day for several days following our Closure procedure. This stimulates the return to normal blood flow in the legs. Patients return to the physician’s office within 72 hours for an ultrasound follow-up examination.

The Closure procedure is commonly performed in the physician’s office or as a hospital outpatient procedure. In both cases, the procedure can be performed under local anesthesia. We expect to see the trend towards office-based treatments continuing, with the Closure procedure being more commonly performed in the physician’s office.

We believe our Closure procedure provides the following benefits for patients and physicians:

•	Minimally Invasive Outpatient Procedure. The Closure procedure can be performed in the convenient setting of the physician’s office, or in an outpatient hospital or surgical center, using local anesthesia.

•	Less Post-Operative Pain. Independent comparative studies of patients treated with the Closure procedure to those treated with vein stripping procedures revealed that the Closure patients returned to work and normal activities significantly faster than those treated by traditional vein stripping. In another trial comparing patients treated with the Closure procedure using the ClosureFAST catheter to those treated with EVL, patients exhibited less pain, tenderness, and bruising when treated with the Closure procedure.

•	Excellent Clinical Outcomes. Results from a randomized comparative trial of the Closure procedure and vein stripping conducted in 2000 demonstrated the Closure procedure to be as effective as vein stripping at two years following treatment, with fewer side effects and faster recovery. Another comparative trial between our Closure procedure using the ClosureFAST catheter and EVL showed the Closure procedure exhibited fewer complications. More clinical outcomes are provided in the following Clinical Results section.

•	Long-Lasting Results. Recent reporting of results from an ongoing international multicenter study show vein occlusion rates of 97% at one-year follow-up and 94% at two-year follow-up in a total of 396 treated limbs from 326 patients. A separate reporting of long-term data from the European cohort shows even better vein occlusion rates of 97% in 288 limbs at one year and 96% in 142 limbs at two years follow-up.

•	Safe and Controlled Procedure. The Closure system includes a number of safety features designed to ensure precise delivery of RF energy. The RFGplus generator continuously monitors the treatment temperature delivered to the vein wall and adjusts energy delivery throughout the procedure to provide a high level of safety and effectiveness, while minimizing the chances of adverse effects.

•	Cosmetically Appealing. The Closure procedure results in less bruising, pain and skin discoloration than both vein stripping and EVL. Additionally, because the Closure procedure is minimally invasive, it results in little or no scarring compared to vein stripping

Clinical Results

There is a significant body of clinical evidence demonstrating the advantages of the Closure procedure over alternative treatment methods.

Prospective Clinical Trial of our Closure Procedure using the ClosureFASTtm catheter

An international multicenter prospective clinical trial was initiated in April 2006 using our Closure procedure using the ClosureFAST catheter. Interim results of the ongoing European trial were published in the Journal of Vascular Surgery in January 2008. The publication shows follow-up results of up to six months after treatment with a vein occlusion rate of 99.6% at all follow-up visits involving 164 treated limbs at three months and 62 limbs at six months. There were no reported serious adverse events.

At the 15th annual Veith Symposium in November 2008, the two-year follow-up results were presented by Dr. Alan Dietzek of Danbury, Connecticut. The results show vein occlusion rates of 97% in 345 limbs at one-year follow-up and 94% in 101 limbs at two-year follow-up. The results with our ClosureFAST catheter demonstrate a substantial improvement in two-year occlusion and reflux free rates which were 88% with our predecessor product, the ClosurePlus catheter. The complications from the international clinical trial of our ClosureFAST catheter include bruising (ecchymosis) in 5.3%, temporary and localized numbness (paresthesia) in 4.0%, skin pigmentation in 2.5%, redness (erythema) in 2.3%, blood clots (thrombosis) of the deep vein system (DVT) in 1.8%, vein tenderness (phlebitis) in 1.5%, bleeding below the skin (subcutaneous hematoma) in 1.0%, and no skin burns (thermal injury in 0%).

Data representing the European cohort of the international ClosureFast multicenter prospective clinical trial were presented in November 2008 at the American College of Phlebology meeting by Dr. Thomas Proebstle of Mannheim, Germany. The presentation reported on 295 treated limbs with vein occlusion rates of 97% in 288 limbs at the one-year follow-up, and 96% in 142 limbs at the two-year follow-up. The minor complications, commonly observed in the days following vein treatment, had all subsided except for the temporary and localized numbness (paresthesia), and skin pigmentation. No serious adverse events, such as blood clots (thrombosis) of the deep vein system (DVT) or skin burns were reported. The table below shows the percentage of limbs experiencing complications at the follow-up visits.

Complications	3 Day Follow-Up	3 Month Follow-Up	12 Month Follow-Up

Ecchymosis	5.8%	0.0%	0.0%
Paresthesia	3.4%	2.0%	0.0%
Pigmentation	2.7%	1.4%	1.0%
Erythema	2.0%	0.0%	0.0%
Hematoma	1.4%	0.0%	0.0%
Phlebitis	1.0%	0.0%	0.0%
Skin Burn	0.0%	0.0%	0.0%
DVT	0.0%	0.0%	0.0%

Closure procedure using the ClosureFAST catheter versus EVL

In 2007, VNUS sponsored the RECOVERY Trial, a multicenter prospective randomized comparative clinical trial of the Closure procedure using the ClosureFAST catheter and EVL. After treatment, patients were examined at 2, 7, 14, and 30 days after treatment in order to determine how well the patients recovered after treatment. A total of 46 limbs were treated with the ClosureFAST catheter and 41 limbs were treated with EVL in 69 patients. Analysis of the final data showed that vein occlusion was achieved in all treated limbs and that procedure times between the Closure procedure using the ClosureFAST catheter and EVL were similar with catheter-in to catheter-out times averaging 12.6 minutes for patients treated with our ClosureFAST catheter and 16.0 minutes for EVL.

Final results also showed patients treated with the ClosureFAST catheter experienced significantly less post-procedure pain, bruising and tenderness than EVL. Minor complications following treatment were observed in 2 (4.4%) limbs treated with our ClosureFAST catheter and in 9 (22%) limbs treated with EVL. There were statistically fewer complications in limbs treated with our ClosureFAST catheter compared to EVL.

Products

Our VNUS Closure system consists of a proprietary RF generator and proprietary single-use disposable catheters. We also sell sterile supply kits and other accessory supplies used together with our Closure system to perform our Closure procedure. Additionally, we sell disposable devices to treat perforator vein reflux, instruments to remove varicose veins, and compression stockings.

ClosureFAST Catheter

Our proprietary single-use disposable endovenous ClosureFAST catheter was introduced in 2007 and designed to be a next generation replacement for our previous ClosurePLUS catheter, offering both a faster and simpler endovenous ablation procedure while maintaining the procedural and patient benefits of the original ClosurePLUS catheter.

The design of the ClosureFAST catheter includes a 7 cm heating element or coil which contacts the vein wall and uniformly heats to a localized depth to limit damage to the surrounding tissue. With the ClosureFAST catheter, ‘segmental ablation’ is used to serially treat 7 cm segments using 20 seconds to heat, shrink and occlude the vein, with no energy delivered during the brief ’re-indexing’ or repositioning of the catheter between vein segments to be treated. Based upon the multicenter clinical trial of the Closure procedure using the ClosureFAST catheter, we believe that leaving the catheter stationary while heating and ablating the vein wall provides more consistent therapeutic heating of the vein wall and improved efficacy compared to our previous ClosurePLUS catheter. Also, stationary heating of the vein wall avoids the potential of overly fast pullback of the catheter by the physician, which has been reported in clinical studies to result in lower rates of effectiveness.

A temperature sensor located at the distal portion of the catheter measures and transmits the temperature data to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to maintain a consistent temperature and close the vein. The ClosureFAST catheter has a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire.

ClosurePLUS Catheter

Our proprietary single-use disposable endovenous ClosurePLUS catheter is used to deliver RF energy to heat the walls of the saphenous veins. Each catheter has a set of collapsible electrodes located at the tip. The electrodes expand to contact the inner wall of the vein to be treated and produce uniform heating on all sides of the vein wall as well as a localized depth of heating to limit damage to surrounding tissue. During the procedure, the catheter is slowly withdrawn along the length of the vein in a ‘continuous pullback’ approach. The electrodes collapse as the vein shrinks in response to heating. A temperature sensor located on one of the electrodes measures and transmits the temperature of the vein wall to the RF generator, which automatically adjusts its power level. This enables the generator to use the minimum amount of power necessary for the catheter to deliver a consistent temperature and close the vein. The ClosurePLUS catheter also has a hollow center, or lumen, which allows fluid delivery and the use of a standard guide wire.

Due to strong adoption of our single-use ClosureFAST catheter by our customers, we anticipate ceasing the manufacturing and marketing of our single-use ClosurePLUS catheter in 2009.

ClosureRFStm Device

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

RFGplusTM Generator

The VNUS RFGplus generator delivers radiofrequency energy to the catheter and continuously monitors the treatment temperature at the vein wall, automatically adjusting the power delivered to the catheter to achieve a target temperature. This feedback system is designed to allow the physician to perform our Closure procedure at a relatively constant temperature over the entire length of the treated vein. The RF generator is controlled by proprietary embedded software which allows it to recognize each catheter model and to automatically select the appropriate algorithm. An operating system software upgrade was distributed in the first quarter of 2007 to allow existing RFGplus generators to recognize and operate all VNUS disposable devices and catheters for the treatment of venous reflux. This includes the new ClosureFAST catheter, as well as our ClosurePLUS catheter and ClosureRFS device. The RF generator is a table top unit with a digital display panel that can be configured for multiple languages and provides readings of the temperature of the vein wall at the point where energy is applied and the power used during treatment, as well as advisories to the physician to provide helpful guidance during the procedures, including information that informs the physician if the energy delivery element is maintaining adequate contact with the vein wall.

Accessories and Other Products

Our accessory products include our Closure procedure pack and other ancillary products for inserting catheters and devices into veins. Our Closure procedure pack contains the sterile supplies needed to perform our Closure procedure, consisting of gowns, surgical drapes, scalpels, introducer sheaths and other incidental supplies. Our other ancillary products include reusable phlebectomy instruments for removal of varicose veins, vein access supplies such as introducer sheaths and needles, and products designed to easily administer local anesthesia.

Patent Licensing

We derive our royalty revenues by licensing our patents to certain companies.

Seasonality

Historically, our first quarter of the year has had the lowest net revenues as compared to subsequent quarters within the same year. We believe this seasonality is related in part to the end of the holiday season and the reset of many private insurance policy deductibles. We expect that this historic seasonal trend will continue in 2009.

Sales and Marketing

We have focused our sales and marketing efforts on increasing awareness of our Closure system among physicians with an active vein treatment practice and among those looking to establish such a practice. These physicians include vascular and general surgeons, interventional radiologists, cardiovascular surgeons, interventional cardiologists, and phlebologists, among others.

We maintain a direct sales organization in the United States, which, as of December 31, 2008, consisted of 65 employees. Internationally, we have a direct sales presence in the United Kingdom, Germany and France. We market our products in other selected international markets primarily through exclusive distributors. Our international network of distributors currently market and sell our products in eighteen countries in Europe, twelve countries in Asia and eighteen countries in the rest of the world.

Our marketing group supports our sales representatives primarily through four physician-targeted initiatives:

•	We educate and train physicians interested in performing our Closure procedure. We also educate experienced physicians in the use of our Closure procedure for treatments in perforator veins, tributary veins, venous ulcer patients and small saphenous veins through workshops and one-on-one training sessions.

•	We assist physicians in educating their current and potential patients about our Closure procedure. We create and make available an expansive array of support tools for physician use such as patient videos, advertising materials, brochures and patient testimonials designed to help physicians grow their practices and educate both patients and referring physicians on the many benefits of our Closure procedure.

•	We assist physicians by communicating with insurance companies to expand coverage and by providing our clinical data to counter any procedure authorization denials by payors.

•	We seek to add and promote products to leverage our position as the leader in vein treatments and as a single-source supplier for a physician’s vein treatment needs.

Our marketing group also engages in direct-to-consumer initiatives to encourage patients to contact physicians regarding our Closure procedure. We seek to educate potential patients through television and print media advertising, public relations, and the internet. Our website provides information to patients and physicians interested in our Closure procedure and our ClosureFAST catheter and features a physician locator for the United States which facilitates patients being able to locate physicians in their area who offer the Closure procedure.

Reimbursement

Payment for patient care in the United States is generally made by third-party payors, which include private insurers and governmental insurance programs such as Medicare. We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from these third-party payors. To date, third-party reimbursement for our Closure procedure is well established in the United States. Approximately 120 individual third-party payors have established a policy of coverage encompassing approximately 240 million lives in the United States. All of the top ten health insurers and administrators in the United States cover our Closure procedure, including Blue Cross Blue Shield entities, United Healthcare, Aetna, Cigna, Humana and Kaiser.

We estimate that approximately 10% to 15% of the United States patients who receive treatment with our Closure procedure are covered by or eligible for Medicare coverage. Private healthcare insurers may establish payment rates that are different from Medicare and these rates are typically higher. Below is a table showing the Medicare national reimbursement rates for performing our Closure procedure or an EVL procedure in an outpatient hospital setting, office setting or an ambulatory surgery center. In each location, in each of the most recent two years, a physician would have received greater reimbursement for the treatment of varicose veins if the physician had treated the patient with our Closure system.

		Year
Location	Procedure	2007	2008	2009

	Closure	$2,135	$2,714	$2,893
Hospital outpatient	EVL	1,529	1,646	1,807

	Difference	$606	$1,068	$1,086

	Closure	$2,071	$1,900	$1,699
Office procedure	EVL	1,849	1,645	1,400

	Difference	$222	$255	$299

	Closure	$1,339	$1,445	$1,537
Ambulatory surgery center	EVL	1,339	1,272	1,205

	Difference	$—	$173	$332

Medicare continually evaluates its fee schedules. Medicare takes into consideration the direct and indirect costs associated with performing a procedure when setting its reimbursement levels. These costs, and the weight that Medicare assigns them, have resulted in a reduction in reimbursement for the procedures performed in an office setting in the last three years. Although Medicare payment of physician fees for performing the Closure procedure in the office is projected to decrease through 2010, the decrease in reimbursement is projected to be less for a physician using our Closure system in an office setting as compared to a physician using EVL in an office setting. We believe that reimbursement plays a key role in physician and patient acceptance of our Closure system.

Acceptance of our products in international markets is dependent, in large part, upon the availability and adequacy of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly from country to country. International reimbursement and healthcare payment systems include both government sponsored healthcare and private insurance. Currently, the Closure procedure is covered and reimbursed by the five largest private healthcare insurers in the United Kingdom and the British National Health Service. Public reimbursement for our Closure procedure is also available in the Netherlands. Elsewhere in Europe, we continue to seek to achieve third party or national reimbursement. Our Closure procedure was listed in the nomenclature of surgical procedures published in July 2005 in France; reimbursement for the Closure procedure has been approved by the French national health system, and we believe that the Closure procedure will be reimbursed beginning around mid-2009. Public reimbursement which has been available in Belgium is currently under government review. We submitted our product for reimbursement by the German national health system in February 2009. We anticipate submitting our procedure for reimbursement to additional national health systems during 2009.

Research and Development

In response to physician feedback and our own assessments, we are continually working on enhancements to our product designs and procedures to improve patient outcomes, improve ease-of-use and shorten procedure time. In addition, we are exploring the development of new products and new indications in the treatment of various venous diseases.

We sponsor and conduct clinical research activities with investigators and institutions to measure key clinical outcomes that can influence market adoption of our Closure system. We also conduct clinical studies in support of new products that we are developing. We perform preclinical studies for the development and evaluation of new products and procedural techniques.

In the years ended December 31, 2008, 2007 and 2006, we incurred $10.4 million, $9.4 million and $7.4 million, respectively, in research and development expenses.

Manufacturing

We currently manufacture, package and label our disposable catheters within our facility in San Jose, California. We outsource the manufacture of our RF generators. We believe that our manufacturing facilities are adequate for our current needs and for the foreseeable future.

The manufacturing process for our disposable catheters includes the assembly, testing, packaging, sterilization and inspection of components that have been manufactured by us or to our specifications by suppliers. We purchase components used in our disposable catheters from various suppliers. When practicable, we have established second-source suppliers. However, we rely on sole-source suppliers to manufacture a limited number of the components used in our disposable catheters. In addition, we attempt to mitigate supply shortages through maintaining inventory levels based on the risk associated with a particular supplier. Typically, we have not obtained contractual commitments from our suppliers to continue to supply products to us, nor are we contractually obligated to continue to purchase from a particular supplier.

Our quality assurance group provides an independent inspection at various steps in the manufacturing cycle that is designed to verify that each lot of components and finished products are compliant with our specifications and applicable regulatory requirements. Sterilization testing is validated using a certified third-party laboratory to verify the effectiveness of the sterilization process. Our quality assurance systems are required to be in conformance with the Quality System Regulations as mandated by the Food and Drug Administration or FDA. For sale of products in the European Community, our products and quality structure are required to be compliant to the current standard, ISO 13845:2003 for medical devices. Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third-party reviewer, a Notified Body, must approve our products for CE marking and certify our compliance to ISO13485:2003. Our Closure system was originally CE marked in 1998.

We rely on Byers Peak, Inc. to manufacture our RF generators to our custom specifications. Under our non-exclusive agreement with Byers Peak, Inc., we provide a rolling 90-day firm commitment order for generators and a six-month rolling forecast. We are required to purchase all inventory of parts and work in progress if we revise our commitment or forecast, cancel orders or terminate the agreement. Byers Peak, Inc. also provides us a warranty on the generators for the shorter of 18 months from the date of shipment to us or 12 months from the date of first use. The agreement can be terminated by either party upon 180 days’ notice.

Patents and Proprietary Technology

We believe that in order to maintain our competitive advantage, we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to our business. As of December 31, 2008, we had 36 issued United States patents and 39 pending United States patent applications, many of which relate to our Closure system and procedure, including, among other things, vein shrinkage and occlusion using various forms of energy, including RF, self expanding and collapsing electrodes and use of single and double electrode array devices. We also have other issued United States patents and pending United States patent applications that are not directly related to our Closure system or procedure. Our issued patents related to our Closure system and procedure will expire between 2016 and 2018. As of December 31, 2008, we had 26 foreign patents providing protection in Australia, New

Zealand, Singapore, Russia, South Korea, China and Europe, and other foreign jurisdictions, and we had 29 pending foreign patent applications, many of which relate to our Closure technology, in Europe, Japan, China, Canada and other foreign jurisdictions.

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during their term of employment or contract, using our property, or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. For a discussion of our patent litigation against companies that supply EVL products, see Part I, Item 3 — “Legal Proceedings” below. Finally, our competitors may independently develop similar technologies.

Competition

Within the market for the treatment of venous reflux disease, we compete primarily against companies that market and sell EVL systems, but also against vein stripping surgery. Sclerotherapy and phlebectomy procedures that treat varicose veins at the surface of the skin are complementary to our Closure procedure because, for the most part, they do not treat saphenous vein reflux and may be used in conjunction with treatment using our Closure procedure.

Vein stripping and ligation surgery has historically been the standard of care to address venous reflux disease. This procedure has extensive long-term data, is routinely taught to new surgeons and has remained relatively unchanged for the past 50 years. Vein stripping is declining in usage in the United States due to the acceptance of endovenous vein ablation. However, vein stripping remains the principal treatment for saphenous vein reflux in the rest of the world.

Competitors that have developed and market EVL products include AngioDynamics, Inc., biolitec AG, Dornier MedTech GmbH, New Star Lasers, Inc. doing business as CoolTouch Inc., Sciton, Inc., Total Vein Systems and Vascular Solutions, Inc. These competitors’ EVL products use laser energy and optical fibers to occlude diseased veins by heating the blood and the vein. The optical fiber used in EVL generally has a lower average sales price than our ClosureFAST catheter.

Additionally, physicians have used foam sclerotherapy to treat great saphenous reflux. Similar to sclerotherapy, in this procedure the physician combines air or carbon dioxide with a sclerosant solution to create a foam for injection into the refluxing saphenous vein. The FDA has not approved the marketing of sclerosant solutions for this purpose. In 2006, Provensis, a division of BTG plc, resumed a clinical trial of foam sclerotherapy in the United States after previously having its clinical trial of sclerosant foam placed on clinical hold by the FDA.

We believe that the principal competitive factors in the market for the treatment of venous reflux include:

•	improved patient outcomes;

•	cost effectiveness;

•	ease-of-use and speed of procedure for physicians;

•	product quality;

•	sales and marketing capability;

•	acceptance by leading physicians;

•	the publication of peer-reviewed clinical studies;

•	reimbursement by healthcare payors;

•	patent protection.

Government Regulation

The products we manufacture and market are subject to regulation by numerous federal, state and foreign governmental agencies, including the FDA and comparable foreign agencies, as well as other federal, state and foreign laws and regulations. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices.

Unless specifically exempted by regulation, each medical device we seek to commercially distribute in the United States will require either a 510(k) premarket clearance, or a Pre Market Approval, or PMA, from the FDA. The FDA may also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

When we are required to obtain a 510(k) premarket clearance for a device that we seek to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with FDA investigational device exemption regulations. We must receive an order from the FDA finding substantial equivalence to another legally marketed medical device before we can commercially distribute the new medical device. Modifications to cleared medical devices can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness.

The second, more rigorous PMA process requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data, including human clinical data for the medical device. The FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This process is generally much more time-consuming and expensive than the 510(k) process.

After a device receives 510(k) premarket clearance or PMA approval for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) premarket clearance or a PMA supplement. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new premarket clearance or PMA Supplement is not adequate for a particular modification, the FDA may require the manufacturer to cease marketing and/or recall the modified device until the proper 510(k) premarket clearance or PMA Supplement approval is obtained. Also, in these circumstances, we may be subject to significant regulatory and civil fines or penalties. We have made, and plan to continue to make, additional product enhancements to our Closure system devices that we believe do not require new 510(k) premarket clearances. We have used the Special 510(k) premarket submission option to obtain FDA clearance on products that have undergone minor modifications, as well as the traditional 510(k) premarket clearance process for more substantial changes or for new products.

After a device is placed on the market, numerous FDA regulatory requirements apply, including:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	FDA notification of product corrections or removal and recalls.

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

We have registered with the FDA as a medical device manufacturer and we have obtained a manufacturing license from the California Department of Health Services. Compliance with regulatory requirements is assured through periodic, announced or unannounced, facility inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of certain subcontractors. Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters or untitled letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearances or premarket approvals of new products;

•	withdrawing 510(k) clearances that are already granted; and/or

•	criminal prosecution.

Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party reviewer, known as a Notified Body, reviews our product documentation to permit CE marking. Our Closure system was CE marked in 1998. Our ClosureFAST catheter, ClosurePLUS catheter and RFS family of products and some accessory products are also CE marked. The CE mark is contingent upon our continued compliance with applicable regulations and the Quality System Requirements of the ISO 13485:2003 standard. Maintenance of the CE mark, our license to ship into the European Union and other international jurisdictions, requires us to continually demonstrate that we are in compliance with these regulations and standards.

The European Community has regulations similar to that of the FDA for the advertising and promotion of medical devices, clinical investigations and adverse events.

Most major markets in the rest of the world have different levels of regulatory requirements for medical devices. Our Closure system is currently approved, cleared, licensed, and/or registered in 49 countries. Modifications to the approved products may require new regulatory submission in major markets. The regulatory requirements and the review time vary significantly from country to country. We cannot assure you that we will be able to obtain or maintain the required regulatory approvals in any country. Our Closure system can also be marketed in several other countries that do not regulate medical devices. We cannot assure you of the timing or successes of our efforts to obtain the required approvals for current and future products in international markets.

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark Law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims with any third-party payor. There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to claims submitted under state Medicaid or state-funded healthcare programs. In addition, the United States Federal Corrupt Practices Act can be used to prosecute companies in the United States for arrangements with physicians, or other parties outside the United States, if the physician or party is a government official of another country and the arrangement violates the law of that country. These laws are subject to change, and to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, VNUS, its officers and its employees could be subject to severe criminal and civil penalties including substantial penalties, fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Privacy and Security

The Health Insurance Portability and Accountability Act, or HIPAA requires certain “covered entities” to comply with established standards regarding the privacy and security of protected health information, or PHI, and to use standardized code sets when conducting certain electronic transactions. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates”, which effectively obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have become the business associate of one or more covered entities. Accordingly, we incur compliance-related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

Employees

As of December 31, 2008, we had 318 employees, consisting of 54 employees in research and development, clinical research and regulatory affairs, 111 employees in manufacturing and quality control, 106 employees in sales and marketing and 47 employees in general and administrative functions. From time to time we also employ independent contractors.

Financial Information

The additional financial information required to be included in this Item 1 is incorporated herein by reference to Part II, Item 6 — “Selected Consolidated Financial Data” and Part II, Item 8 — “Consolidated Financial Statements and Supplementary Data” of this report.

Item 1A:	Risk Factors

If physicians do not adopt and utilize our Closure system, we will not achieve greater revenue, may not maintain our current revenue, and we may not be profitable.

Our success depends on whether physicians view our Closure system as safe, effective and economically beneficial. We believe that physicians will not adopt and utilize our Closure system unless they determine, based on experience and other factors, that our Closure procedure is an attractive alternative to other available treatment methods, including vein stripping and EVL. We also believe that recommendations and support of our Closure procedure by influential physicians and other healthcare providers are important for market acceptance and adoption.

In addition, we recommend that a physician performing our Closure procedure use noninvasive ultrasound imaging during the procedure and for preparation and follow-up purposes. The purchase of ultrasound imaging equipment is an additional capital expenditure for many physicians.

After purchasing our RF generator, a physician needs to purchase a new Closure catheter for each procedure. Sales of our disposable Closure catheters are a major component of our overall revenues. If physicians do not continue to utilize our Closure system by reordering catheters at least at current levels, we will not achieve greater revenue, may not maintain our current revenue and our stock price may significantly decline.

Competition from existing and new products and procedures may decrease our market share and cause our revenues to decline.

The medical device industry, including the market for venous reflux disease treatments, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants.

Several companies are marketing EVL products for the treatment of venous reflux disease. These companies include AngioDynamics, Inc., biolitec AG, Dornier MedTech GmbH, New Star Lasers, Inc. doing business as CoolTouch Inc., Sciton, Inc., Total Vein Systems and Vascular Solutions, Inc. Most of these companies’ EVL products for the treatment of venous reflux disease include laser fibers that are offered at lower prices than the price of our disposable catheters. These or other competitors may also succeed in developing additional products that are superior to our Closure system or that otherwise render our Closure system obsolete or noncompetitive. Some of these companies are larger than us or may enjoy competitive advantages, including:

•	products and procedures that are less expensive;

•	perceived benefits in product performance and clinical outcomes;

•	established distribution networks;

•	greater experience in launching, marketing, distributing and selling products;

•	established relationships with physicians, healthcare providers and payors; and

•	greater financial and other resources for product development or sales and marketing.

Because of the size of the venous reflux market, we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than our Closure system and procedure. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete. In addition, since the first quarter of 2005, we have discounted the sales price of our catheters to improve our competitive position. Continued discounting in the future could cause our revenue or profit margins to decline and have an adverse effect on our results of operations.

We may experience significant fluctuations in our quarterly and annual results.

As of December 31, 2008, we had an accumulated deficit of approximately $35.0 million. While we were profitable in 2008, we had a net loss in 2006 and 2007. We intend to increase operating expenses in 2009 in areas such as research and development and sales and marketing. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:

•	physician and patient acceptance of our products and procedures;

•	cost of manufacturing our Closure system;

•	the effect of competition from existing and new products and procedures;

•	fluctuations in the demand for our products, including seasonal demand, the timing of orders received and the timing of new product introductions;

•	fluctuations in demand in the United States market for our products and those competitor products subject to royalty payments under our licensing agreements as a result of weak market and economic conditions, which may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables;

•	our ability to recognize revenue from the sales of our products;

•	our ability to protect our intellectual property rights and defend against third party challenges;

•	our ability to hire and train key personnel, including management, sales and technical personnel;

•	practices of insurance companies and Medicare with respect to reimbursement for our procedure and our products;

•	delays or interruptions in manufacturing and shipping of our products, which may result from our dependence on third-party suppliers;

•	the results of future clinical trial data, including long-term randomized trial data;

•	litigation, including patent litigation, product liability claims and securities litigation;

•	the quality of products we sell;

•	failure to comply with current government regulations and announcements of changes in government regulations affecting us or our competitors;

•	failure to obtain or maintain regulatory approvals and clearances to market our products;

•	our ability to train physicians in performing our Closure procedure; and

•	fluctuations in demand in the international markets where we sell our products.

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

Recent adverse changes in US, global, or regional economic conditions could have an adverse effect on our business.

Recent global market and economic conditions have become increasingly negative with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished economic expectations. In the second half of 2008, added concerns fueled by the United States government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of a large financial institution, United States government financial assistance to major banks, insurance companies, other financial institutions and other federal government interventions in the United States financial system lead to increased market uncertainty and instability in both the United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our products, lower reported royalties from our licensees, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and/or supplier difficulties, any of which may adversely affect our liquidity and financial condition.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We have in the past, and we may in the future, need to assert claims or engage in litigation to protect our proprietary rights, which could cause us to incur substantial costs, place significant strain on our financial resources, and divert the attention of management from our business. In 2005, we filed a patent infringement lawsuit, which we refer to as the 2005 Patent Lawsuit, in the United States District Court for the Northern District of California against Diomed Holdings, Inc., Diomed, Inc., AngioDynamics, Inc. and Vascular Solutions, Inc. After approximately three years of litigation, the 2005 Patent Lawsuit concluded in 2008 in our Settlement Agreement with AngioDynamics and Vascular Solutions, and in a settlement of our claims against Diomed’s bankruptcy estate. In 2008, we filed patent infringement lawsuits, which we refer to as the 2008 Patent Lawsuits, in the United States District Court for the Northern District of California against Biolitec, Inc., Dornier Medtech America, Inc., NewStar Lasers, Inc. d/b/a CoolTouch, Inc., and Total Vein Solutions, LLC d/b/a Total Vein Systems. The 2008 Patent Lawsuits remain pending. For a discussion regarding this litigation, see Part I, Item 3 — “Legal Proceedings” below. We may incur substantial costs in pursuing the 2008 Patent Lawsuits, and the outcome of this litigation is uncertain.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, in litigation such as the 2008 Patent Lawsuits, or otherwise, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

Continued use of our Closure system by the medical community is unlikely to be maintained if physicians do not receive sufficient reimbursement from payors for performing our Closure procedure. Our Closure procedure is reimbursed by private healthcare insurance, managed care payors and Medicare. Many private payors use reimbursement amounts benchmarked off of amounts determined by the Centers for Medicare and Medicaid Services or CMS which administers the Medicare program, as a guideline in setting their reimbursement policies. CMS reduced the amount of reimbursement for endovenous vein ablation in 2007, 2008 and 2009 for procedures performed in the office. Further actions by CMS or other government agencies may diminish reimbursement payments to physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse for only a portion of our procedure, or not at all. Even to the extent our Closure procedure is reimbursed by private and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure would also harm our ability to market and sell our Closure system.

We are unable to predict all changes to the reimbursement methodologies that will be employed by private or governmental third-party payors. In January 2007, CMS announced its revised payment methodology for Medicare reimbursement of physician fees in the office setting, to be phased in over the next four years. As a result, Medicare payment of physician fees for performing the Closure procedure in the office will decrease through 2010. We are unable to predict whether CMS will make additional revisions to Medicare payments or whether private healthcare insurers will establish payment rates similar to Medicare.

For some governmental payors, such as the Medicaid program, reimbursement differs from state to state, and some state Medicaid programs may not reimburse for our procedure in an adequate amount, if at all. Possible changes in healthcare policy by a new United States government administration could result in either uncertainty about future reimbursement for our closure procedure, or a lowering of payments to providers such as doctors or hospitals. Any lack of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our Closure system could harm our business and reduce our revenues.

Our international success is dependent upon the availability of reimbursement within prevailing foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly from country to country and include both government-sponsored healthcare and private insurance. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Closure system, and these efforts are expected to continue. To the extent our Closure system has historically received reimbursement under a foreign healthcare payment system, such reimbursement has typically been significantly less than the reimbursement provided in the United States. If adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Closure system outside of the United States may decrease, and we may fail to achieve or maintain significant international sales.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	general economic, industry and market conditions;

•	actions by institutional or other large stockholders;

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies;

•	our results of operations and financial performance.

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessments and internal controls. Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. To the extent that ineffective internal controls are part of our disclosure controls and procedures, there is also a risk that we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are ineffective. We also cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. If we reach the conclusion that our controls are ineffective, if we fail to implement required new or improved controls or encounter difficulties in their implementation or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, our business, results of operations or financial condition could be materially harmed, we could encounter difficulties attracting and retaining quality management personnel or directors to serve on our audit committee, we could be subjected to costly litigation and increased legal and financial compliance costs and our stock price could decline significantly.

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

Currently, there is no randomized trial data beyond two years comparing the long-term efficacy of our Closure procedure to alternative treatments. Additional long-term patient follow-up studies may indicate that our Closure procedure is not as effective as vein stripping or EVL. Currently available published data from a comparative study of our Closure procedure versus vein stripping is limited to the two-year period following treatment. If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues may decline. Furthermore, physicians may choose not to purchase our Closure system and insurers may choose not to provide reimbursement for our Closure procedure until they receive additional published long-term clinical evidence and recommendations from prominent physicians that indicate our Closure system effectively treats venous reflux disease.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

During the year ended December 31, 2008, 10% of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because some of our sales are currently denominated in United States dollars, if the value of the United States dollar increases relative to foreign currencies, our revenue could decline or products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in non- United States currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	difficulties in enforcing single use device labeling;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	international political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in foreign currency exchange rates; and

•	difficulties in enforcing intellectual property rights.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our system or the methods we employ in the use of our system are covered by United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued and pending patents relating to the use of RF energy in catheter-based procedures in the medical technology field. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our Closure system may infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for the treatment of venous reflux disease grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

Any litigation or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe them, we could be prevented from selling our Closure system unless we can obtain a license to use the technology or ideas covered by such patent or are able to redesign our Closure system to avoid infringement. A license may not be available on terms acceptable to us, or at all, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business would suffer. In addition, our patents are vulnerable to various invalidity attacks (in litigation including the 2008 Patent Lawsuits, or otherwise), such as those based upon earlier patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

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

Our products are classified as medical devices. Medical devices are subject to extensive regulation in the United States by the FDA and numerous other federal, state and foreign governmental authorities. FDA regulations specific to medical devices are wide-ranging and govern, among other things:

•	design, development and manufacturing;

•	testing;

•	clinical trials in humans;

•	electronic product safety;

•	labeling;

•	storage;

•	marketing;

•	premarket clearance or approval;

•	record keeping procedures;

•	advertising and promotion;

•	post-market surveillance and reporting of deaths, serious injuries or malfunctions; and

•	export.

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

We are also subject to medical device reporting regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury or if they malfunction. It is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA. The identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our business, product sales and profitability.

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

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in United States dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of United States government agencies and corporate issuers. If the current unstable credit environment and market conditions continue or worsen, we may incur significant realized, unrealized or impairment losses associated with these or other investments, which could materially adversely impact our financial condition and results of operations.

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

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time consuming, and we cannot assure you that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved premarket approval application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The premarket approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur. We cannot assure you that the FDA will not require a new product or product enhancement go through the lengthy and expensive premarket approval application process.

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

Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a premarket approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our Closure system and RFS devices for which we have not sought additional 510(k) clearance. The FDA may not agree with our decisions regarding whether new clearances or approvals are required. If the FDA disagrees with us, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

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

We believe that our current cash, cash equivalents and investments, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products and licensing;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearance of our products and products in development; and

•	the cost of litigation and other legal actions.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms, if at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads resulting from weak global market and economic conditions. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, including our ability to obtain external debt or equity financing to meet our liquidity needs. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

Our principal corporate office and manufacturing facility is located in a 93,650 square foot facility in San Jose, California. The Company’s lease will expire in February of 2014. We believe that this facility is adequate for our current and future needs. The Company also leases sales offices with leases that expire on various dates through 2014.

Item 3:	Legal Proceedings

In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”), AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”) for infringement of certain United States Patents owned by the Company. The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., N.D. Cal. Case No. C05-02972 MMC. The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection (in the United States Bankruptcy Court for the District of Massachusetts). As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only.

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

In September and November 2008, the defendants filed answers to the First 2008 Patent Lawsuit in which the defendants deny that they infringe, allege that the asserted patents are invalid and unenforceable, and assert counterclaims seeking declarations that the patents are not infringed, invalid and unenforceable.

In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. In the Second 2008 Patent Lawsuit the Company has sued TVS for infringement of the same patents as have been asserted in the First 2008 Patent Lawsuit.

In December 2008 and January 2009, TVS filed answers to the Second 2008 Patent Lawsuit. In its answers TVS denies that it infringes, alleges that the asserted patents are invalid and unenforceable, and asserts counterclaims seeking declarations that the patents are not infringed, invalid and unenforceable. TVS also asserted antitrust and unfair competition counterclaims against the Company relating to the Company’s enforcement of its patents against TVS. In January 2009 TVS and the Company agreed to bifurcate and stay TVS’s antitrust and unfair competition counterclaims pending resolution of the threshold issue of patent enforceability.

In November 2008, the Court consolidated the First and Second 2008 Patent Lawsuits. As a result, the two lawsuits will be effectively treated as one proceeding by the Court for the remainder of their pendency. As of December 31, 2008, both the First and Second 2008 Patent Lawsuits remained pending.

If any of the defendants in the 2008 Patent Lawsuits succeeds in obtaining a declaration or order from the Court that one or more of the patents asserted in the Lawsuits (or one or more of the claims of such patents) is invalid, not infringed, or significantly narrowed in scope, or that one or more of the patents asserted in the Lawsuits is unenforceable, such a result could adversely affect the strength of the Company’s patent portfolio and the Company’s ability to exclude competitors from the endovenous ablation market. In addition, under some circumstances such a result, if sustained on appeal, could affect the Company’s ability to recover future royalties due under the June 2008 Settlement Agreement.

Due to the inherently unpredictable nature of litigation, the Company cannot provide any assurances regarding the eventual outcome of the 2008 Patent Lawsuits.

The Company is also involved in other legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any such other pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4:	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The NASDAQ Stock Market under the symbol “VNUS” since our initial public offering on October 20, 2004. The following table sets forth the intra-day high and low per share bid prices of our common stock from January 1, 2007 through December 31, 2008, as reported by The NASDAQ Stock Market.

	High	Low

Year Ended December 31, 2008
First Quarter	$19.49	$12.60
Second Quarter	$21.50	$15.06
Third Quarter	$24.44	$18.30
Fourth Quarter	$20.99	$10.81
Year Ended December 31, 2007
First Quarter	$10.71	$8.38
Second Quarter	$15.54	$9.92
Third Quarter	$16.03	$12.24
Fourth Quarter	$16.19	$12.90

As of February 27, 2009, there were approximately 194 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information incorporated by reference into Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

Neither we, nor any affiliated purchaser of ours, acquired any of our equity securities during the year ended December 31, 2008.

Item 6:	Selected Consolidated Financial Data

The following table sets forth our selected financial data. This information should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of our future consolidated operating results or financial position.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$101,151	$70,904	$51,681	$49,170	$38,166
Gross profit	$71,823	$45,198	$34,397	$36,859	$28,624
Total operating expenses	$58,484	$54,095	$45,167	$33,013	$25,975
Income (Loss) from operations	$13,339	$(8,897)	$(10,770)	$3,846	$2,649
Basic net income (loss) per share	$0.85	$(0.36)	$(0.48)	$0.37	$0.73
Diluted net income (loss) per share	$0.81	$(0.36)	$(0.48)	$0.35	$0.23

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Total assets	$108,437	$86,182	$85,833	$85,339	$77,972
Other long term liabilities	$1,868	$1,996	$1,544	$36	$111

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of VNUS Medical Technologies, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”).

Business Overview

We develop, manufacture and sell our proprietary products used in the minimally invasive treatment of venous reflux disease. We also generate revenue from licensing our intellectual property to companies that sell minimally invasive products for the treatment of venous reflux disease in the United States. For the year ended December 31, 2008, we generated net revenues of $101.2 million and net income of $13.5 million. As of December 31, 2008, we have incurred cumulative losses of approximately $35.0 million. We incurred net losses in 2006 and through the third quarter of 2007. During the fourth quarter of 2007, we were profitable. We incurred a net loss for the fiscal year ended 2007.

We market our Closure system through a direct sales organization in the United States, France, Germany and the United Kingdom. We also market and sell our products through distributors throughout the world.

Most of our United States customers are reimbursed by governmental and third-party payors, and that reimbursement is subject to periodic review and adjustment. Currently, our Closure procedure is covered by the policies of approximately 120 health insurers, representing over 240 million covered lives in the United States.

Internationally, our Closure procedure is accepted by several national health systems and many third-party private health insurance policies.

We manufacture, package and label our disposable endovenous catheters and devices and outsource the manufacture of our RF generators and accessory packs.

We have a diverse customer base of hospitals, physicians and physician groups, with no single customer accounting for 10% or more of our net revenues or accounts receivable in the years ended December 31, 2008, 2007, and 2006.

We intend to sustain our long term growth through delivering new and improved products, through continued acceptance and reimbursement of our procedure by private and government sponsored health insurance plans, creating new opportunities, and improving our internal processes.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of sales and marketing personnel expenses, sales force incentive compensation, travel, promotional materials, advertising, patient education materials, other expenses incurred to provide reimbursement services, clinical training and share-based compensation.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Valuation of inventory;

•	Allowance for doubtful accounts;

•	Income taxes; and

•	Share-based compensation expense.

Revenue Recognition.  We sell our disposable catheters RF generators to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in international markets. We also sell RF generators to third-party leasing companies in the United States. These third party leasing companies provide long-term lease financing to end-users. We do not provide such long-term lease financing to end-users. The Company also licenses its proprietary technology to third parties in exchange for royalties.

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, title has transferred, our price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

For product revenues, we generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify delivery. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Our domestic and international return policy allows customers to return unused products for a period of 30 and 60 days, respectively, subject to restocking fees. We make provisions for estimated returns and allowances based on historical levels. To date, returns and allowances have been insignificant.

For royalty revenues, we use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed at a fixed price per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.

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

Income Taxes.  We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions, realization and carrying amounts of deferred tax assets and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

The Company maintained a full valuation allowance for deferred tax assets as of December 31, 2008. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) the Company’s historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2008; (ii) the dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2009, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Share-Based Compensation Expense.  We account for share-based compensation expense in accordance with SFAS No. 123R “Share-Based Payment,” or SFAS 123R. Under the provisions of SFAS No. 123R, share-based compensation expense is estimated at the grant date based on the award’s fair value. Fair value for restricted stock units is determined by the stock’s closing price on the grant date. For options the fair value is calculated by using the Black-Scholes option-pricing model. The instruments fair value is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility, forfeiture rates and expected option life.

Recent Accounting Pronouncements

In 2008, the following new accounting pronouncements, discussed in“Item 8— “Financial Statements,” Note 1. “Accounting Policies, Recent Accounting Pronouncements,” have been considered and evaluated for required application and their impact:

•	SFAS No. 157, Fair Value Measurements

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

•	SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

Results of Operations

The following table sets forth our results of operations expressed as percentages of net revenues, for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006

Net revenues	100%	100.0%	100.0%
Cost of revenues	29	36	33

Gross profit	71	64	67
Operating expenses:
Sales and marketing	28	36	43
Research and development	10	13	14
General and administrative	20	27	30

Total operating expenses	58	76	87

Income (loss) from operations	13	(12)	(20)
Interest income and other, net	1	5	7
Income (loss) before provision for income taxes	14	(7)	(13)
Provision for income taxes	1	1	0

Net income (loss) before cumulative effect of change in accounting principle	13	(8)	(13)
Cumulative effect of change in accounting principle, net of tax	—	—	1

Net income (loss) after cumulative effect of change in accounting principle	13%	(8)%	(14)%

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions.  Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to obtain external debt or equity financing to meet our liquidity needs.

Net Revenues by Period

The following table sets forth our net revenues for the fiscal years ending 2008, 2007 and 2006, and the percentage change between periods.

	Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(In thousands except percentages)

Net Revenues	$101,151	$70,904	43%	$70,904	$51,681	37%

Net revenues increased in 2008 as compared to 2007 primarily due to the following:

•	increased catheter sales in both units and dollars due to increased demand for the ClosureFAST catheter, offset by a lower average sales price;

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	royalty revenues of $12.9 million dollars of which $8.7 million relates to periods prior to 2008.

Net revenues increased in 2007 as compared to 2006 primarily due to the following:

•	increased catheter sales in both units and dollars due to increased demand for the ClosureFAST catheter, offset by a lower average sales price;

•	increased RF generator sales in both units and dollars, primarily due to international expansion and recognition of $1.9 million of generator sales due to the undelivered software upgrade promoted in 2006 and delivered in 2007; and

•	increased accessory sales in both units and dollars.

We expect net revenues to continue to increase in 2009 as a result of continued domestic and international market demand for our Closure system.

Net Product Revenues by Product

The following table sets forth the percentage of net product revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Catheters and devices	78%	73%	81%
RF generators	8	14	8
Accessories	14	13	11

	100%	100%	100%

We derive our net product revenues from the sale of disposable endovenous catheters and devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters. We manufacture, package and label our disposable endovenous catheters and devices. We do not manufacture our RF generators and accessory products. We have several competitors selling a laser-based alternative to our Closure system.

Net Revenues by Geographic Region as a Percentage of Net Revenues

The following table sets forth the percentage of net revenues from domestic and international sales for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006

United States	90%	93%	96%
Europe and other	10	7	4

	100%	100%	100%

We market our Closure system through a direct sales organization in the United States, France, Germany and the United Kingdom. We also market and sell our products through distributors throughout the world. We continue to see increases in our sales outside the United States, primarily due to the addition of a direct sales presence in the United Kingdom in 2007. Excluding the $8.7 million of royalty revenue received in 2008 but related to periods prior to 2008, Europe and other accounted for 11% of total net revenues. We expect our net revenues derived from sales outside the United States to increase in 2009 primarily related to international expansion.

Gross Profit by Period

The following table sets forth our gross profit for the fiscal years ending 2008, 2007 and 2006, and the percentage change between periods:

	Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(In thousands except percentages)

Gross profit	$71,823	$45,198	59%	$45,198	$34,397	31%
Gross profit margin	71%	64%		64%	67%

The overall increase in gross profit margin in 2008 compared to 2007 was primarily due to:

•	the recognition of $12.9 million of royalty revenues with no associated cost of revenues increased gross profit margin by 4.3%; and

•	higher margin of ClosureFAST catheters in 2008 as compared to 2007. This is the result of reductions in the initial manufacturing inefficiencies in 2007 associated with launching a new product.

The overall decrease in gross profit margin in 2007 compared to 2006 was primarily due to:

•	lower margin of ClosureFAST catheters, which were introduced by the Company in the first quarter of 2007, as compared to ClosurePLUS catheters, due to initial manufacturing inefficiencies associated with launching a new product; and

•	increases in inventory reserves primarily related to inventory balances on hand in excess of forecasted demand.

Assuming we do not experience reductions in average sales price or experience unexpected manufacturing inefficiencies, we expect gross margins for 2009 to range from 68% to 70%.

Operating Expenses by Period

	Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(In thousands except percentages)

Sales and marketing	$28,369	$25,311	12%	$25,311	$22,343	13%
Research and development	10,443	9,444	11%	9,444	7,422	27%
General and administrative	19,672	19,340	2%	19,340	15,402	26%

	$58,484	$54,095	8%	$54,095	$45,167	20%

Operating Expense Summary

Overall operating expenses increased $4.4 million in 2008 as compared to 2007, primarily due to:

•	an increase of $4.5 million due to increased headcount;

•	an increase of $3.0 million due to increased share-based compensation expense;

•	an increase of $471,000 in trade show and travel related expenses;

•	an increase of $308,000 in international expenditures related to our international expansion, and;

•	an increase of $307,000 in general business expenses; partially offset by

•	a decrease of $2.5 million in legal fees, primarily associated with resolution of certain on-going patent litigation;

•	a decrease of $834,000 in clinical studies and consulting fees; and

•	a decrease of $325,000 in advertising relating to our direct marketing and advertising expenses.

Overall operating expenses increased $8.9 million in 2007 as compared to 2006, primarily due to:

•	an increase of $6.2 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.5 million in legal expense related to our on-going patent litigation;

•	an increase of $476,000 in trade show and travel related expenses;

•	an increase of $400,000 in direct marketing and advertising expenses, and;

•	an increase of $225,000 in spending on clinical studies expenses; partially offset by

•	a decrease of $861,000 in facility-related expenses due to the termination of the lease agreement for our previous facility in the second quarter of 2007; and

•	a decrease of $300,000 in legal and other professional fees, primarily associated with filings, patent and trademark registration.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.1 million in 2008 as compared to 2007, primarily due to:

•	an increase of $3.0 million due to increased commissions from higher sales and increased headcount and related expense (including share-based compensation);

•	an increase of $471,000 in trade show and travel related expenses; and

•	an increase of $308,000 in international expenditures; partially offset by

•	a decrease of $325,000 in advertising expenditures.

Sales and marketing expenses increased $3.0 million in 2007 as compared to 2006, primarily due to:

•	an increase of $2.1 million due to increased commissions from higher sales and increased headcount and related expense (including share-based compensation);

•	an increase of $476,000 in trade show and travel related expenses; and

•	an increase of $400,000 in direct marketing and advertising expenses.

We expect sales and marketing expenses to increase in absolute dollars in 2009 but to decrease as a percentage of net revenues as compared to 2008.

Research and Development Expenses

Research and development expenses increased $1.0 million in 2008 as compared to 2007, primarily due to:

•	an increase of $2.3 million due to increased headcount and related expense (including share-based compensation); partially offset by,

•	a decrease of $575,000 in spending on consultants; and

•	a decrease of $477,000 in spending on clinical studies.

Research and development expenses increased $2.0 million in 2007 as compared to 2006, primarily due to:

•	an increase of $1.8 million due to increased headcount and related expense (including share-based compensation); and

•	an increase of $225,000 in spending on clinical studies.

We expect research and development expenses to be flat in absolute dollars in 2009 but to decrease as a percentage of net revenues as compared to 2008.

General and Administrative Expenses

General and administrative expenses increased $0.3 million in 2008 as compared to 2007, primarily due to:

•	an increase of $2.2 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $307,000 million in general business expenses, and;

•	an increase of $218,000 in consulting fees related to software upgrades; partially offset by

•	a decrease of $2.5 million in legal and other professional fees, primarily associated with the resolution of certain on-going patent litigation.

General and administrative expenses increased $3.9 million in 2007 as compared to 2006, primarily due to:

•	an increase of $2.3 million due to increased headcount and related expense (including share-based compensation);

•	an increase of $2.5 million in legal expense related to on-going patent litigation, and;

•	an increase of $378,000 in bank fees and bad debt expenses; partially offset by

•	a decrease of $861,000 in facility related expenses due to the termination of the lease agreement for our previous facility in the second quarter of 2006; and

•	a decrease of $300,000 in legal and other professional fees, primarily associated with filing patent and trademark registration.

We expect general and administrative expenses to increase in absolute dollars but to decrease as a percentage of net revenues in 2009 as compared with 2008.

Interest Income and Other, Net

Interest income and other, net, decreased by $2.2 million in 2008 as compared to 2007. The changes in interest income and other, net, in 2008 as compared to 2007, were primarily the result:

•	a decrease of $1.2 million in interest income primarily related to declining cash and investment interest rates; coupled with,

•	a decrease of $971,000 in currency losses primarily due to the strengthening dollar against the Euro and the British Pound.

Interest income and other, net, remained relatively unchanged in 2007 when compared to 2006 at $3.5 million. The changes in interest income and other, net, in 2007 as compared to 2006, were primarily the result of:

•	a decrease of $208,000 in interest income primarily related to lower cash and short-term investment balances and declining interest rates; partially offset by

•	an increase of $168,000 in currency related gains primarily due to the weakening dollar against the Euro and the British Pound.

We expect interest income and other, net, to be relatively flat in 2009 due to lower rates of return being earned on our cash, cash equivalents and investment balances as a result of continued economic issues in the global economy.

Provision for Income Taxes

We have significant net operating loss (“NOL”) and tax credit carryforwards. The provision for income taxes of $1,068,000 in 2008 primarily represents alternative minimum taxes for federal and state purposes, and estimated foreign and state income taxes payable which could not be offset by NOL and tax credit carryforwards. In September of 2008 the State of California enacted a two year suspension of use of California net operating loss carryforwards. The provisions for income taxes in 2007 and 2006 primarily represent the estimated foreign and state income taxes payable which could not be offset by NOL and tax credit carryforwards. We expect to use NOL and other tax carryforward amounts to the extent taxable income is earned in the future. At December 31, 2008, we had federal and state NOL carryforwards of approximately $24.3 million and state NOL carryforwards of approximately $12.1 million. The federal NOL carryforwards expire in various periods through 2028 and the state NOL carry forwards expire in various periods through 2028. We have federal and state research tax credit carryforwards of approximately $1.0 million and $1.0 million, respectively. The federal research credits expire in various periods through 2029 and the state research credits can be carried forward indefinitely. We also have federal AMT credit carryforwards of approximately $475,000. The AMT credits carry forward indefinitely. The amounts of and the benefits from NOL and credit carryforwards may be impaired in some circumstances. Events that may cause such limitations include, but are not limited to, sale of equity securities and other changes in ownership.

We maintained a full valuation allowance for deferred tax assets as of December 31, 2008. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to, (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2008, (ii) the dependence on continued high growth rates in achieving forecasted profitability, (iii) we operation in an industry subject to repaid technological changes, and (iv) the unknown impact of current negative macroeconomic factors on forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income to utilize deferred tax assets. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2009, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

Liquidity and Capital Resources

	December 31,
	2008	2007	$ Change	2007	2006	$ Change
	(In thousands)

Cash and cash equivalents	$34,898	$39,269	$(4,371)	$39,269	$38,917	$352
Short-term investments	$40,927	$24,067	$16,860	$24,067	$28,996	$(4,929)
Long-term investments	$9,294	—	$9,294	—	—	—
Working capital	$81,426	$71,001	$10,425	$71,001	$70,859	$142
Net cash provided by (used in) operating activities	$22,106	$(5,727)	$27,833	$(5,727)	$(165)	$(5,562)
Net cash (used in) provided by investing activities	$(27,319)	$3,940	$(31,259)	$3,940	$(7,912)	$11,852
Net cash provided by financing activities	$1,013	$2,156	$(1,143)	$2,156	$197	$1,959

We currently invest our cash and cash equivalents in several money market funds consisting of debt instruments of the United States government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the United States government and its agencies, high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year, commercial paper and certificates of deposit. Investments designated as long-term consist of cash invested in debt instruments of the United States government and its agencies and high-quality corporate issuers with remaining maturities greater than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.

Cash flows from operating activities

Net cash provided by operating activities increased $27.8 million in 2008 as compared to 2007 primarily due to:

•	cash received for royalty revenues during the year of $12.3 million;

•	a decrease in days sales outstanding as compared to 2007 of 8 days combined with an increase in net product revenues of $17.4 million;

Net cash used in operating activities increased $5.6 million in 2007 as compared to 2006 primarily due to:

•	an increase of $3.4 million in inventories, as the Company continues to build inventory in response to increased customer demand;

•	an increase of $1.7 million in accounts receivable primarily due to increased sales offset by improved customer collections;

•	a decrease of $3.8 million in deferred revenue primarily due to deferral of RF generators sales in 2006 relating to the software upgrade promoted at the end of 2006, but not delivered until 2007; and

•	a decrease of $433,000 in deferred share-based compensation; partially offset by

•	an increase of $3.9 million in accrued compensation and benefits.

Cash flows from investing activities

Net cash used by investing activities increased $31.3 million in 2008 as compared to 2007 primarily due to:

•	an increase of cash placed in short term investments of $23.2 million as compared to the 2007 balance sheet; and

•	placement of $9.3 million in long-term investments.

Net cash provided by investing activities increased $11.9 million in 2007 as compared to 2006 primarily due to:

•	a decrease of $4.2 million in cash used to purchase of short-term investments;

•	an increase of $4.0 million in proceeds from the sale of short-term investments; and

•	a decrease of $3.6 million from the purchase of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities decreased by $1.1 million in 2008 as compared to 2007 primarily due to a decrease in the proceeds from the exercise of stock options.

Net cash provided by financing activities increased by $2.0 million in 2007 as compared to 2006 primarily due to:

•	an increase of $2.3 million in the proceeds from the exercise of stock options; and

•	an increase of $345,000 in the amount of employee payroll taxes withheld and paid on behalf of employees related to the release of restricted stock units on a net issuance basis.

Other Factors Affecting Liquidity and Capital Resources

We expect that operating expenses will increase in absolute dollars in connection with the growth of our business. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash balances. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the number and timing of acquisitions and other strategic transactions; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; and the costs associated with being a public company.

We believe that our current cash and investment balances, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to further develop the marketplace, complete clinical studies and deliver new products to our customers. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads resulting from weak global market and economic conditions. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, including our ability to obtain external debt or equity financing to meet our liquidity needs. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations and Capital Expenditure Requirements

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations and Capital		Less Than	2 - 3	4 - 5	More Than
Expenditure Requirements	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$6,325	$1,196	$2,483	$2,439	$207
Inventory purchase commitments	3,806	3,806	—	—	—
Other purchase commitments	806	806	—	—	—

Total	$10,937	$5,808	$2,483	$2,439	$207

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

To date, substantially all of our sales have been denominated in United States dollars. Approximately 8% of net product revenues for 2008 was denominated in currencies other than United States dollars. Accordingly, we believe that there is currently no material exposure of our net product revenues to risk from changes in foreign currency exchange rates.

While our reporting currency is the United States dollar, a portion of our assets (primarily deposit accounts and accounts receivable) are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between United States dollars and foreign currencies. If a foreign currency depreciates against the United States dollar, the value of a portion of our earnings and assets as expressed in our United States dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the United States dollar on our results of operations and financial position would not be material.

Our exposure to interest rate risk at December 31, 2008 is related to our investment of our excess cash in debt instruments of the United States government and its agencies, and in high-quality corporate issuers via several money market funds. Due to the nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

Item 8:	Consolidated Financial Statements and Supplementary Data

VNUS MEDICAL TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of VNUS Medical Technologies, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VNUS Medical Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 13, 2009

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$34,898	$39,269
Short-term investments	40,927	24,067
Accounts receivable, net of allowance for doubtful accounts of $470 and $355	12,152	11,456
Inventories	4,506	5,485
Prepaid expenses and other current assets	2,073	1,421

Total current assets	94,556	81,698
Property and equipment, net	4,457	4,354
Long-term investments	9,294	—
Other assets	130	130

Total assets	$108,437	$86,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,926	$2,366
Accrued compensation and benefits	8,016	6,040
Other accrued liabilities	1,362	1,571
Deferred revenue, net	826	720

Total current liabilities	13,130	10,697
Other long term liabilities	1,868	1,996

Total liabilities	14,998	12,693

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 56,666,666 authorized, 16,074,895 and 15,702,880 issued and outstanding at December 31, 2008 and 2007, respectively	16	15

Additional paid-in capital	128,284	122,009
Deferred share-based compensation	—	(23)
Accumulated other comprehensive income	163	21
Accumulated deficit	(35,024)	(48,533)

Total stockholders’ equity	93,439	73,489

Total liabilities and stockholders’ equity	$108,437	$86,182

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net product revenues	$88,283	$70,904	$51,681
Royalty revenues	12,868	—	—

Net revenues	101,151	70,904	51,681
Cost of revenues	29,328	25,706	17,284

Gross profit	71,823	45,198	34,397

Operating expenses:
Sales and marketing	28,369	25,311	22,343
Research and development	10,443	9,444	7,422
General and administrative	19,672	19,340	15,402

Total operating expenses	58,484	54,095	45,167

Income (loss) from operations	13,339	(8,897)	(10,770)
Interest and other income, net	1,238	3,451	3,471

Income (loss) before provision for income taxes	14,577	(5,446)	(7,299)
Provision for income taxes	1,068	78	33

Net income (loss) before cumulative effect of change in accounting principle	13,509	(5,524)	(7,332)

Cumulative effect of change in accounting principle, net of tax	—	—	73

Net income (loss) after cumulative effect of change in accounting principle	$13,509	$(5,524)	$(7,259)

Net income (loss) per share (see Note 2)
Basic net income (loss) per share	$0.85	$(0.36)	$(0.48)
Diluted net income (loss) per share	$0.81	$(0.36)	$(0.48)
Basic weighted average number of shares	15,897	15,390	15,047
Diluted weighted average number of shares	16,595	15,390	15,047

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Years Ended, December 31,
	2008	2007	2006
	(In thousands except share data)

Common stock and additional paid in capital
Balance, beginning of period	$122,024	$117,979	$117,939
Common stock issued	1,013	2,156	70
Share-based compensation expense	4,983	1,930	2,008
Deferred share-based compensation	(11)	(41)	(2,038)
Stock option income tax benefits	291	—	—

Balance, end of period	$128,300	$122,024	$117,979

Deferred share-based compensation
Balance, beginning of period	$(23)	$(144)	$(2,544)
Deferred share-based compensation	7	41	2,048
Amortization of deferred share-based compensation	16	80	425
Cumulative effect of change in accounting principle	—	—	(73)

Balance, end of period	$—	$(23)	$(144)

Accumulated deficit
Balance, beginning of period	$(48,512)	$(43,087)	$(35,873)
Cumulative adjustment for FIN 48	—	73	—
Net income (loss)	13,509	(5,524)	(7,259)
Components of other comprehensive income (loss)
Net unrealized gains on investments	313	43	45
Translation adjustments and other	(171)	(17)	—

Other comprehensive income (loss)	13,651	(5,498)	(7,214)

Balance, end of period	$(34,861)	$(48,512)	$(43,087)

Total stockholders’ equity	$93,439	$73,489	$74,748

Common stock outstanding
Balance, beginning of period	15,702,880	15,130,598	14,899,989
Exercise of stock options	233,700	484,029	164,883
Exercise of warrants	—	—	21,928
Restricted stock units issued	138,315	88,253	43,798

Balance, end of period	16,074,895	15,702,880	15,130,598

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$13,509	$(5,524)	$(7,259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,504	1,199	1,103
Provision for excess & obsolete inventory	191	565	298
Impairment of long-lived assets	—	—	181
Tax benefit related to share-based compensation	291	—	—
Stock-based compensation and amortization of deferred stock-based compensation	4,995	2,010	2,443
Cumulative effect of change in accounting principle	—	—	(73)
Allowance for doubtful accounts	245	205	44
Change in operating assets and liabilities:
Accounts receivable	(941)	(3,414)	(1,672)
Inventories	788	(3,594)	(132)
Prepaid expenses and other current assets	(652)	22	(209)
Other long-term assets	—	652	51
Accounts payable	560	1,026	107
Accrued compensation and benefits	1,976	3,804	(112)
Other accrued liabilities	(270)	(1,810)	875
Warranty reserve	61	3	283
Deferred revenue	106	(1,452)	2,292
Other long-term liabilities	(257)	581	1,615

Net cash provided by (used in) operating activities	22,106	(5,727)	(165)

Cash flows from investing activities:
Purchases of short-term investments	(75,274)	(52,101)	(56,261)
Purchases of long-term investments	(9,294)	—	—
Proceeds from maturities of short-term investments	58,727	57,073	53,028
Purchases of property and equipment	(1,478)	(1,032)	(4,679)

Net cash (used in) provided by investing activities	(27,319)	3,940	(7,912)

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	1,921	2,628	324
Employees’ taxes withheld and paid for restricted stock and options	(908)	(472)	(127)

Net cash provided by financing activities	1,013	2,156	197

Net (decrease) increase in cash and cash equivalents	(4,200)	369	(7,880)
Effect of foreign exchange rates	(171)	(17)	—
Cash and cash equivalents at the beginning of the period	39,269	38,917	46,797

Cash and cash equivalents at the end of the period	$34,898	$39,269	$38,917

The accompanying notes are an integral part of these consolidated financial statements.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation and basis of presentation.  The consolidated financial statements include the accounts of VNUS Medical Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Foreign Currency Translation.  We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for our German subsidiary, whose functional currency is the United States dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income, net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency gains or losses included in other income, net, in the accompanying consolidated statements of operations were a loss of $580,000 in 2008, and gains of $376,000 and $208,000 in 2007 and 2006, respectively.

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

Reclassifications.  Certain balance sheet amounts in the 2007 and 2006 financial statements have been reclassified to conform with the 2008 presentation.

Cash and Cash Equivalents.  The Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008, 2007 and 2006, the Company held its cash and cash equivalents in checking accounts, money market accounts and investment accounts with several financial institutions. Some accounts exceeded FDIC insurance limits. Certain accounts were held with financial institutions outside the United States of America in Western European countries.

Short-term and Long-term Investments.  Short-term and long-term investments, which include money market instruments, debt instruments of the United States government and its agencies and high-quality corporate issuers, are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company has not identified any such impairment losses to date.

Fair Value of Financial Instruments.  The Company’s financial instruments, including cash, cash equivalents not accounted for under SFAS No. 157, prepaid expenses and other current assets, accrued liabilities and accounts payable are carried at cost, which approximates fair value because of the nature of those instruments. Cash equivalents not carried at cost and short-term and long-term investments are carried at fair value (see Note 5).

Inventories.  Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs.  In accordance with the Emerging Issues Task Force (“EITF”) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

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

Revenue Recognition.  The Company sells its disposable catheters and radio frequency, or RF, generators, to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in certain international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third-party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users. The Company also licenses its proprietary technology to third parties in exchange for royalties.

The Company recognizes revenues in accordance with SAB No. 104, Revenue Recognition (“SAB 104), when persuasive evidence of an arrangement exists, title has transferred, the seller’s price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, the Company recognizes product sales in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with revenues allocated among the different elements, and in accordance with EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

For product revenues, we generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify delivery. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

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

For royalty revenue, we use negotiated royalty licensing agreements to determine the existence of an arrangement and transfer of title. Royalty licensing agreements typically cover products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the agreement expires, whichever is shorter. The Company’s royalties are computed per unit shipped, are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable and collection is reasonably assured.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue, net.  Deferred revenue, net, consists of (i) deferred revenue on sales related to distributors pending sell-through information or sales where collectability was not reasonably assured at the time of shipment, offset by deferred cost of revenue, and (ii) deferred warranty and training revenue.

Warranty.  The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty accrual is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems.

Research and Development Costs.  Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Expenses.  Advertising costs are expensed as incurred. Advertising expenses incurred in the years ended December 31, 2008, 2007 and 2006 were $558,000, $664,000, and $262,000 respectively.

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

Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The cumulative effect, through December 31, 2005, was a decrease in share-based compensation expense and a corresponding increase to equity of $73,000 to reflect the application of the estimated forfeiture rates to deferred share-based compensation related to the intrinsic value of restricted stock units granted in 2005.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that have historically been excluded from net income and loss and reflected instead in equity. Unrealized gains and losses on short-term and long-term investments and foreign currency translation gains and losses are recorded in other comprehensive income (loss) as a component of equity.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (“FSP”) FAS 157-2 — Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. See Note 5 for further discussion and disclosure.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 —	Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of potential stock including stock options and restricted stock units(“RSU’s”). Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation for in-the-money options and RSU’s is also used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

Net Income (loss)	$13,509	$(5,524)	$(7,259)

Denominator:
Basic weighted average number of shares	15,897	15,390	15,047
Effect of dilutive securities:
Stock options and restricted stock units	698	—	—

Diluted weighted average number of shares	16,595	15,390	15,047

Net income (loss) per share:
Basic net income (loss) per share	$0.85	$(0.36)	$(0.48)
Diluted net income (loss) per share	$0.81	$(0.36)	$(0.48)

The following outstanding employee stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,
	2008	2007	2006

Stock Options	262	1,179	1,634
RSU’s	35	538	398

Total	297	1,717	2,032

Note 3 —	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term and long-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in several financial institutions in the United States and internationally. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.

Concentrations of credit risk with respect to short-term and long-term investments are limited due to the Company’s cash investment policies which limit cash investments to low-risk investments and limit concentration of investments with any one issuer. Short-term and long-term investments include money market instruments, certificates of deposits, debt instruments of the United States government and its agencies and high-quality corporate issuers, all with maturity dates less than three years.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represents more than 10% of the accounts receivable amount or revenues for any period presented.

Note 4 —	Patent Litigation Settlement

In June 2008, the Company entered into a Settlement Agreement (the “Agreement”) with AngioDynamics, Inc. (“AngioDynamics”) and Vascular Solutions, Inc. (“Vascular Solutions”). The Agreement settles and resolves the

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patent infringement lawsuit between the parties as more fully described in Note 7 of the Notes to Consolidated Financial Statements. The Agreement results in the Company granting to AngioDynamics and Vascular Solutions, a non-exclusive, non-sublicensable patent license that covers certain products such as disposable endovenous laser fiber kits, laser fibers, and lasers used in the field of endovenous laser ablation. The Agreement requires the licensees to pay a royalty on shipments of these products until September 2017. Through December 31, 2008, the licensees reported $12.6 million of royalties due for shipments through that date. This amount has been reflected as royalty revenues in the accompanying consolidated statements of operations.

In September 2008, the Company also received a negotiated payment of $0.3 million from Diomed Holdings, Inc. and Diomed, Inc. (collectively, “Diomed”) for royalties relating to Diomed’s post-bankruptcy patent infringement through the date of acquisition by AngioDynamics (Note 7).

Note 5 —	Fair Value Measurements

On January 1, 2008, the Company adopted the methods of fair value described in SFAS 157 to value its financial assets and liabilities. As defined in SFAS 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company has no cash equivalents or marketable investments classified with Level 3.

Assets measured at fair value on a recurring basis using the levels described above are summarized below:

Fair Value Measurements at December 31, 2008 using

		Quoted Prices in
		Active Markets for	Significant Other
	December 31,	Identical Assets	Observable Inputs
	2008	(Level 1)	(Level 2)
	(In thousands)

Assets:
Cash equivalents	$21,750	$21,350	$400
Available for sale investments	40,927	26,083	14,844
Long-term investments	9,294	9,294	—

	$71,971	$56,727	$15,244

The Company chose not to elect the fair value option as prescribed by SFAS 159 for its financial assets and liabilities that had not been previously reported at fair value. Therefore, financial assets and liabilities not reported at fair value, such as the Company’s accounts receivable, notes receivable, and accounts payable are still reported at their carrying values which approximates fair value.

The following table summarizes the Company’s investments at December 31, 2008 and 2007:

	December 31, 2008
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Short-term investments:
Corporate debt securities	$25,958	$144	—	$26,102
Certificates of deposit	5,873	19	—	5,892
Commercial paper	8,899	34	—	8,933

Total	$40,730	$197	$—	$40,927

Long-term investments:
Corporate debt securities	$9,140	154	—	$9,294

	December 31, 2007
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Short-term investments:
Corporate debt securities	8,704	1	—	$8,705
Commercial paper	15,325	37	—	$15,362

Total	$24,029	$38	$—	$24,067

Gross realized gains and gross realized losses on available-for-sale securities were immaterial during the twelve months ended December 31, 2008, 2007 and 2006. The estimated fair values of short-term investments were based on their contractual maturity of one year or less at December 31, 2008.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Balance Sheet Components

	December 31,
	2008	2007
	(In thousands)

Inventories
Raw material and sub-assemblies	$2,652	$3,007
Finished goods and other	1,854	2,478

	$4,506	$5,485

Property and equipment, net(1)
Leasehold improvements	$3,140	$2,999
Laboratory equipment	2,510	1,934
Computer and office equipment	1,854	1,427
Software	1,219	1,036
Furniture and fixtures	402	390
Assets not ready to be placed in service	289	150

	9,414	7,936
Less accumulated depreciation and amortization	(4,957)	(3,582)

Total property and equipment, net	$4,457	$4,354

Other accrued liabilities
Accrued expenses	$561	$520
Accrued taxes	305	392
Accrued warranty	73	72
Other accrued liabilities	423	587

	$1,362	$1,571

Other long term liabilities
Accrued rent	$1,797	$1,905
Other long term liabilities	71	91

	$1,868	$1,996

(1)	Substantially all long-lived assets are located in the United States of America.

Note 7 —	Commitments and Contingencies

Product Warranty Commitment.  The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The warranty reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The increase in the warranty reserve during the year ended December 31, 2006 was for the estimated costs of a field update of the RF generator’s embedded software for use with existing catheters and devices which was provided in

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early 2007. The Company’s warranty reserve is included in other accrued liabilities and changes during the reporting periods are as follows:

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Liability	End of
	Period	Liability	Utilized	Period
	(In thousands)

Year ended December 31, 2008	$72	$61	$(60)	$73
Year ended December 31, 2007	$204	$3	$(135)	$72
Year ended December 31, 2006	$34	$283	$(113)	$204

Legal Proceedings.  In 2005, the Company filed a patent infringement lawsuit (the “2005 Patent Lawsuit”) in the United States District Court for the Northern District of California against Diomed, AngioDynamics and Vascular Solutions, for infringement of certain United States Patents owned by the Company. The 2005 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., et al., N.D. Cal. Case No. C05-02972 MMC. The defendants market endovenous laser ablation products for use in methods which the Company believes are covered by several of its patents. On March 14, 2008, Diomed filed a petition for Chapter 11 Bankruptcy protection (in the United States Bankruptcy Court for the District of Massachusetts). As a result, an automatic stay was imposed on the 2005 Patent Lawsuit with respect to Diomed only.

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

In September 2008, the Massachusetts bankruptcy court approved a stipulation entered into by the Company and Diomed, under which the two parties settled the Company’s claims against the Diomed bankruptcy estate. The stipulation provided for settlement of the Company’s administrative expense claim for $300,000 and the Company’s general unsecured claim for $3,000,000. In September 2008, the Company received a payment of $300,000 from Diomed for the settled administrative expense claim. Due to the nature of bankruptcy proceedings the Company cannot presently estimate how much, if any, of the $3,000,000 settled general unsecured claim will eventually be paid to the Company. As such, no amount related to the potential gain, if any, from this claim has been recorded in the accompanying consolidated statements of operations.

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

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September and November 2008, the defendants filed answers to the First 2008 Patent Lawsuit in which the defendants deny that they infringe, allege that the asserted patents are invalid and unenforceable, and assert counterclaims seeking declarations that the patents are not infringed, invalid and unenforceable.

In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. In the Second 2008 Patent Lawsuit the Company has sued TVS for infringement of the same patents as have been asserted in the First 2008 Patent Lawsuit.

In December 2008 and January 2009, TVS filed answers to the Second 2008 Patent Lawsuit. In its answers TVS denies that it infringes, alleges that the asserted patents are invalid and unenforceable, and asserts counterclaims seeking declarations that the patents are not infringed, invalid and unenforceable. TVS also asserted antitrust and unfair competition counterclaims against the Company relating to the Company’s enforcement of its patents against TVS. In January 2009 TVS and the Company agreed to bifurcate and stay TVS’s antitrust and unfair competition counterclaims pending resolution of the threshold issue of patent enforceability.

In November 2008, the Court consolidated the First and Second 2008 Patent Lawsuits. As a result, the two lawsuits will be effectively treated as one proceeding by the Court for the remainder of their pendency. As of December 31, 2008, both the First and Second 2008 Patent Lawsuits remained pending.

If any of the defendants in the 2008 Patent Lawsuits succeeds in obtaining a declaration or order from the Court that one or more of the patents asserted in the Lawsuits (or one or more of the claims of such patents) is invalid, not infringed, or significantly narrowed in scope, or that one or more of the patents asserted in the Lawsuits is unenforceable, such a result could adversely affect the strength of the Company’s patent portfolio and the Company’s ability to exclude competitors from the endovenous ablation market. In addition, under some circumstances such a result, if sustained on appeal, could affect the Company’s ability to recover future royalties due under the June 2008 Settlement Agreement.

Due to the inherently unpredictable nature of litigation, the Company cannot provide any assurances regarding the eventual outcome of the 2008 Patent Lawsuits.

The Company is also involved in other legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any such other pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases.  The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $1.2 million, and $1.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, future minimum lease payments are as follows (in thousands):

Operating
Years Ending December 31,	Leases

2009	$1,196
2010	1,230
2011	1,253
2012	1,205
2013	1,234
2014	207

$6,325

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

Costs of $847,000 associated with exiting the Zanker facility, including an impairment charge of $179,000 for the value of leasehold improvements and furniture and fixtures which were abandoned at the old facility, were recorded in general and administrative expenses as a restructuring accrual during the year ended December 31, 2006.

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

Purchase Commitments.  At December 31, 2008, the Company had approximately $4.6 million in purchase commitments for the next twelve months with suppliers, of which $3.8 million was inventory related.

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

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8 —	Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R which establishes accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market conditions. The Company previously applied Accounting Principles Board (APB) Opinion 25, Accounting for Shares Issued to Employees, and related Interpretations and provided the required pro-forma disclosures of SFAS 123.

The Company awards a limited number of stock options and restricted stock units to non-employees. Non-cash share-based expense from instruments issued to non-employees is accounted for in accordance with the provisions of EITF 96-18, Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services In 2008, 2007 and 2006, the Company recorded non-employee share-based compensation expense of $83,000, $0, and $10,000, respectively.

Impact of the adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS 123R, except for those options that were measured using the minimum value method under SFAS 123, for which the Company has adopted the prospective transition method. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense, net of estimated forfeitures, for awards outstanding at the effective date will be recognized over the remaining service period.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS No. 123R-C, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

During the year ended December 31, 2006, the Company recorded a cumulative adjustment for share-based compensation costs to expense the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123, to adjust for application of a forfeiture rate to restricted stock unit awards granted during 2005. The previously reported amounts were not restated.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total share-based compensation expense included in the Company’s Consolidated Statements of Operations since the adoption of SFAS 123R:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenues	$364	$124	$182
Sales and marketing	1,284	467	886
Research and development	965	336	276
General and administrative	2,382	1,083	1,099

Total	$4,995	$2,010	$2,443

As of December 31, 2008, $7.4 million of total unrecognized share-based compensation expense net of forfeitures related to non-vested options and awards is expected to be recognized over the respective vesting terms of each award through 2009 to 2012.

Valuation Assumptions

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

The weighted average estimated fair value of options granted during the twelve month periods ended December 31, 2008, 2007 and, 2006, were calculated under the Black-Scholes model, using the following weighted-average assumptions:

Years Ended December 31,
	2008	2007	2006

Risk free interest rates	1.73%-3.02%	3.52%-4.84%	4.55%-5.00%
Expected life in years	4.85-5.6	4.85-5.25	5.25-6.25
Dividend yield	—	—	—
Volatility	76.7%-79.0%	79.7%-86.9%	63.8%-96.2%

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions.

Expected volatility was determined using the historical volatility of the Company’s common stock and the historical volatility of a number of peer companies to approximate expected volatility over the expected term of the options.

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

The Company has used forfeiture rates in its calculation of share-based compensation expense for the twelve months ending December 31, 2008, 2007 and 2006, depending on the stratification of the optionees, based on historical experience over the term. Share-based compensation expense recognized in the Consolidated Statement of Operations for the twelve month period ending December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures occur in the future, the Company will true up expense related to such forfeitures as the forfeitures occur.

The fair value of each restricted stock unit award is estimated on the date of grant based on the closing price of the Company’s stock on the grant date. Share-based compensation expense related to RSUs is recognized over the requisite service period, adjusted for forfeiture rates depending on the stratification of the awardees as described above.

Equity Incentive Program

The Company grants incentive and nonqualified stock options and RSU’s to employees, directors and consultants under the Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”). This plan replaces the 1995 Stock Option Plan. Stock options expire 10 years from the date they are granted and generally vest over service periods that range from three months to four years. RSU’s give the recipient the right to receive shares upon the lapse of the instruments related restrictions. Restrictions on RSU’s lapse, in various increments and on various dates, beginning on the date of grant through four years. Employees may surrender a portion of their RSU shares to pay for related employee payroll taxes.

The Company annually increases the number of shares issuable under the 2000 Plan using a predetermined formula. The maximum number of shares that can be issued by the 2000 Plan is 6,378,666. As of December 31, 2008 the 2000 Plan had issued 4,836,912 shares.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted		Weighted
	Shares		Weighted	Average		Average
	Available	Number of	Average	Grant-Date		Grant-date
	for Future	Options	Exercise Price	Fair Value	Number of	Fair Value
	Grant	Outstanding	per Share	per Share	RSUs	per Share

Balances at December 31, 2005	672,678	1,719,645	$6.60		242,259
Authorized	605,223
Expired	(3,118)
Granted	(539,843)	228,666	$7.52	$5.06	311,177	$7.98
Options Exercised		(164,883)	$1.19
Restricted Stock Unit Releases					(43,798)
RSU Release surrendered for tax	18,098				(18,098)
Terminated/cancelled	242,758	(149,336)	$10.19		(93,422)

Balances at December 31, 2006	995,796	1,634,092	$6.94		398,118
Authorized	628,033
Expired	(3,431)
Granted	(778,157)	278,017	$12.27	$8.48	500,140	$12.18
Options Exercised		(484,029)	$5.44
Restricted Stock Unit Releases					(88,253)
RSU Release surrendered for tax	37,963				(37,963)
Terminated/cancelled	482,917	(248,934)	$9.89		(233,983)

Balances at December 31, 2007	1,363,121	1,179,146	$8.20		538,059
Authorized	648,421
Expired	(701)
Granted	(597,120)	231,160	$17.02	$10.89	365,960	$17.83
Options Exercised		(233,700)	$8.18
Restricted Stock Unit Releases					(138,315)
RSU Release surrendered for tax	49,886				(49,886)
Terminated/cancelled	88,852	(48,833)	$12.14		(40,019)

Balances at Dec 31, 2008	1,552,459	1,127,773	$9.84		675,799

The intrinsic value of in-the-money options and RSU’s was approximately $7.4 million and $10.9 million respectively, as of December 31, 2008. The intrinsic value of exercisable in-the-money options was approximately $6.6 million as of December 31, 2008. The aggregate intrinsic value of the options and restricted stock units outstanding at December 31, 2008 represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.22 per share as of December 31, 2008, which would have been received by the grant holders, had all option holders with in-the-money options exercised their options as of that date and if all restricted stock units were vested as of December 31, 2008.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and currently exercisable by exercise price at December 31, 2008 are as follows:

			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price
			(In years)

$0.608	$0.714	14,595	0.57	$0.658	14,595	$0.658
$1.500	$1.500	182,676	3.51	$1.500	182,676	$1.500
$3.000	$7.143	128,733	4.74	$4.218	123,786	$4.106
$7.160	$9.000	113,499	7.33	$7.565	79,745	$7.516
$9.290	$10.860	176,483	6.32	$10.575	157,016	$10.643
$10.900	$12.210	120,802	7.86	$11.998	82,995	$11.929
$12.250	$14.080	147,568	7.86	$13.470	76,664	$13.110
$14.180	$16.350	128,417	9.02	$15.773	25,199	$14.914
$17.050	$18.620	55,000	9.36	$17.335	22,500	$17.050
$18.800	$18.800	60,000	9.17	$18.800	0	$0.000

$0.608	$18.800	1,127,773	6.69	$9.838	765,176	$7.602

The table above does not include outstanding restricted stock units of 675,799.

The following activity occurred under our plans:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Total intrinsic value of stock options exercised	$2,640	$3,800	$1,100
Total intrinsic value of RSU’s released	$3,322	$1,597	$442
Total fair value of stock options vested	$7,289	$7,253	$4,807

The total cash received as a result of stock option exercises during the twelve months ended December 31, 2008 was approximately $1.9 million. In connection with these exercises, there was approximately $291,000 in tax benefits realized by the Company for the year ended December 31, 2008.

Restricted Stock Units

During the years ended December 31, 2008, 2007, and 2006, the Company granted 365,960, 500,140 and 311,177 restricted stock units to certain officers, employees and non-employees, respectively. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of each award. The total grant date fair value of the restricted stock units granted during the twelve months ended December 31, 2008, 2007 and 2006 was approximately $6.5 million, $6.1 million and $2.5 million, respectively, that will be recognized over the vesting periods generally four years from the date of grant.

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Income Taxes

The components of the provision for income taxes are as follows:

	2008	2007	2006
	(In thousands)

Current
Federal	$322	$(1)	$13
State	722	44	—
Foreign	24	35	20

Total	$1,068	$78	$33

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $24.3 million and $12.1 million for federal and state jurisdictions, respectively, available to reduce future taxable income. The federal and state net operating loss carryforwards expire in various periods through 2028. In September 2008 the State of California enacted a two year suspension of use of California net operating loss carryforwards The Company had federal and state research tax credit carryforwards of approximately $1.0 million and $1.0 million, respectively. The federal research credits expire in various periods through 2029 and the California research credits can be carried forward indefinitely. The company also had federal AMT credit carryforwards of $475,000. The AMT credits carry forward indefinitely.

The differences between the United States federal statutory income tax rate (benefit) and the Company’s effective tax rate were as follows:

	Years Ended December 31,
	2008	2007	2006

United States federal statutory tax rate	35%	(35)%	(35)%
State income taxes, net of federal benefit	6	(5)	(5)
Permanent adjustments	5	1	1
Change in valuation allowance	(39)	34	33
Share-based compensation	3	6	6
Other	(2)	—	—

Effective tax rate	8%	1%	—%

Deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2008	2007
	(In thousands)

Net operating loss carryovers	$7,148	$13,128
Tax credits	2,059	1,740
Accruals, allowances and reserves	2,004	1,951
Capitalization and cost recovery	1,070	742
Share-based compensation	395	129
Other	99	(114)

Net deferred tax assets	12,775	17,576
Valuation allowance	(12,775)	(17,576)

Net deferred tax assets reflected in balance sheet	$—	$—

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryovers although the Company believes that loss carryovers utilized to offset taxable income in the current year are not subject to restriction.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company could be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)

Balance, beginning of period	$1,247	$969
Additions for tax positions of current year	305	278

Balance, end of period	$1,552	$1,247

The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31,2008 and 2007, the Company had approximately $21,000 and $14,000 of accrued interest related to uncertain tax positions, respectively.

Since the Company has a full valuation allowance on its deferred tax assets, recognition of uncertain tax benefits will not result in an impact on the Company’s effective tax rate except for $47,000 and $21,000 as of December 31, 2008 and 2007 respectively, which relate to items that have resulted in prior period tax expense.

The Company’s only major tax jurisdictions are the United States, Germany and the United Kingdom. The tax years 1995 through 2008 remain open and subject to examination by the appropriate governmental agencies in the United States, the tax years 2004 through 2008 remain open and subject to examination by the appropriate governmental agencies in Germany and the tax years 2007 through 2008 remain open and subject to examination by the appropriate governmental agencies in the United Kingdom.

Note 10 —	Operating Segment and Geographic Information

The Company is organized and operates as one operating segment to provide medical devices for the minimally invasive treatment of venous reflux disease and uses one measure of profitability to manage its business. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for

VNUS MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment.

	Years Ended December 31,
	2008	2007	2006

United States	90%	93%	96%
Europe and other	10	7	4

	100%	100%	100%

Catheters and devices	68%	73%	81%
RF generators	8	14	8
Accessories	11	13	11
Royalty revenues	13	—	—

	100%	100%	100%

Note 11 —	Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. Contributions by the Company (approved or payable) through December 31, 2008 and 2007 totaled $354,000 and $275,000, respectively. The Company made no contribution during 2006.

Note 12 —	Selected Quarterly Financial Data (unaudited)

The following tables present the Company’s operating results for each of the eight quarters ending December 31, 2008. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.

	Dec. ’08	Sept. ’08	June ’08	Mar. ’08	Dec. ’07	Sept. ’07	June ’07	Mar. ’07
	(In thousands except per share data)
	(Unaudited)

Net revenues	$27,221	$23,136	$31,918	$18,876	$20,571	$17,495	$17,189	$15,649
Gross profit	$18,758	$16,110	$24,469	$12,486	$13,530	$10,754	$10,359	$10,555
Income (loss) from operations	$3,719	$1,917	$9,092	$(1,389)	$67	$(3,092)	$(3,055)	$(2,817)
Basic net income (loss) per share	$0.22	$0.10	$0.56	$(0.03)	$0.06	$(0.14)	$(0.15)	$(0.13)
Diluted net income (loss) per share	$0.21	$0.10	$0.53	$(0.03)	$0.05	$(0.14)	$(0.15)	$(0.13)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance of the Registrant

The information required under this Item 10 is hereby incorporated by reference to the information under the captions “Executive Officers of the Registrant,” “Proposal 1 Election of Directors,” “Certain Relationships and Related Transactions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Committees and Meetings of the Board of Directors” contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders that will be prepared pursuant to Regulation 14A (2009 Proxy Statement).

Item 11:	Executive Compensation

The information required under this Item 11 is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Employment Contracts, Termination of Employment and Change in Control Agreements,” “Directors’ Compensation and Benefits,” and “Committees and Meetings of the Board of Directors” in our 2009 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 is hereby incorporated by reference to the information under the captions “Equity Compensation Plans” and “Outstanding Shares, Votes Required and Principal Holders” in our 2009 Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is hereby incorporated by reference to the information under the captions “Certain Relationships and Related Transactions,” “Director Nominees” and “Committees and Meetings of the Board of Directors” in our 2009 Proxy Statement.

Item 14:	Principal Accountant Fees and Services

The information required under this Item 14 is hereby incorporated by reference to the information under the caption “Fees Billed to Registrant by PricewaterhouseCoopers LLP” in our 2009 Proxy Statement.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of this report:

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).
10	.1*#	Amended and Restated 2000 Equity Incentive Plan.
10	.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10	.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.6*#	Amended and Restated VNUS Severance Plan for Management and Key Employees.
10	.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.8		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).

Exhibit
Number		Description

10.9		Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10	.10#	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 30, 2007).
10	.11#	Offer Letter, dated as of October 10, 2007, by and between VNUS Medical Technologies, Inc. and Kirti Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007).
10	.12#	Separation Agreement and Release, dated as of April 3, 2007, by and between VNUS Medical Technologies, Inc. and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10	.13#	Offer Letter, dated as of March 19, 2007, by and between VNUS Medical Technologies, Inc. and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10	.14#	Offer Letter, dated as of January 15, 2008, by and between VNUS Medical Technologies, Inc. and Peter Osborne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008).
10	.15#	Offer Letter, dated as of April 8, 2008, by and between VNUS Medical Technologies, Inc. and Donald J. Todd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated August 18, 2008).
10	.16+	Settlement Agreement, dated as of June 2, 2008, by and between VNUS Medical Technologies, Inc. and AngioDynamics, Inc., and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated August 18, 2008).
10	.17#*	Offer Letter, dated as of October 16, 2008, by and between VNUS Medical Technologies, Inc. and Guido E. Smeets M.D.
21*		List of Subsidiaries of VNUS Medical Technologies, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*		Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

+	Confidential treatment requested and granted for certain portions of this document.

#	Management compensation or arrangement.

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

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN E. FARLEY Brian E. Farley	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 13, 2009

/s/ PETER OSBORNE Peter Osborne	Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 13, 2009

/s/ W. JAMES FITZSIMMONS W. James Fitzsimmons	Director	Date: March 13, 2009

/s/ EDWARD W. UNKART Edward W. Unkart	Director	Date: March 13, 2009

/s/ LORI M. ROBSON, PH.D. Lori M. Robson, Ph.D.	Director	Date: March 13, 2009

/s/ MICHAEL J. COYLE Michael J. Coyle	Director	Date: March 13, 2009

/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Director	Date: March 13, 2009

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Utilized	Period
		(In thousands)

Allowance for Doubtful Accounts Year Ended:
December 31, 2006	$308	44	(68)	$284
December 31, 2007	$284	205	(134)	$355
December 31, 2008	$355	245	(130)	$470
Allowance for Excess and Obsolete Inventory Year Ended:
December 31, 2006	$155	298	(63)	$390
December 31, 2007	$390	565	(39)	$916
December 31, 2008	$916	191	(595)	$512
Allowance for Deferred Tax Assets Year Ended:
December 31, 2006	$14,385	2,183	—	$16,568
December 31, 2007	$16,568	1,008	—	$17,576
December 31, 2008	$17,576	—	(4,801)	$12,775

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 3, 2008).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form No. S-1/A 333-117640, filed on October 15, 2004).
10	.1*#	Amended and Restated 2000 Equity Incentive Plan.
10	.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement Under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2005).
10	.3#	VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.4#	First Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.5#	Second Amendment to the VNUS Medical Technologies, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-117640, filed on July 23, 2004).
10	.6*#	Amended and Restated VNUS Severance Plan for Management and Key Employees.
10	.7#	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.8		Service and Supply Agreement by and between VNUS Medical Technologies, Inc. and Byers Peak, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A No. 333-117640, filed on September 28, 2004).
10.9		Lease Agreement by and between Legacy Partners I SJ Fontanoso, LLC and VNUS Medical Technologies, Inc., dated November 15, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 14, 2006).
10	.10#	Form of Stock Option Award Grant Notice and Option Award Agreement under the VNUS Medical Technologies, Inc. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 30, 2007).
10	.11#	Offer Letter, dated as of October 10, 2007, by and between VNUS Medical Technologies, Inc. and Kirti Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007).
10	.12#	Separation Agreement and Release, dated as of April 3, 2007, by and between VNUS Medical Technologies, Inc. and Scott Cramer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10	.13#	Offer Letter, dated as of March 19, 2007, by and between VNUS Medical Technologies, Inc. and William A. Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2007).
10	.14#	Offer Letter, dated as of January 15, 2008, by and between VNUS Medical Technologies, Inc. and Peter Osborne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008).
10	.15#	Offer Letter, dated as of April 8, 2008, by and between VNUS Medical Technologies, Inc. and Donald J. Todd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated August 18, 2008).
10	.16+	Settlement Agreement, dated as of June 2, 2008, by and between VNUS Medical Technologies, Inc. and AngioDynamics, Inc., and Vasculare Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated August 18, 2008).

Exhibit
Number		Description

10	.17#*	Offer Letter, dated as of October 16, 2008, by and between VNUS Medical Technologies, Inc. and Guido E. Smeets M.D.
21*		List of Subsidiaries of VNUS Medical Technologies, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*		Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

+	Confidential treatment requested and granted for certain portions of this document.

#	Management compensation or arrangement.