Form 10-Q
period 2009-03-31
VNUS MEDICAL TECHNOLOGIES INC
filed 2009-05-08
CIK 1040666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2009, 16,222,026 shares of the registrant’s common stock, par value $0.001, were outstanding.

VNUS MEDICAL TECHNOLOGIES, INC.
FORM 10-Q for the Quarter Ended March 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$38,041	$34,898
Short-term investments	36,551	40,927
Accounts receivable, net	12,238	12,152
Inventories	5,010	4,506
Prepaid expenses and other current assets	2,035	2,073

Total current assets	93,875	94,556
Property and equipment, net	4,477	4,457
Long-term investments	11,764	9,294
Other assets	130	130

Total assets	$110,246	$108,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,931	$2,926
Accrued compensation and benefits	4,585	8,016
Other accrued liabilities	1,514	1,362
Deferred revenue, net	794	826

Total current liabilities	11,824	13,130
Other long term liabilities	1,827	1,868

Total liabilities	13,651	14,998

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	129,735	128,284
Accumulated other comprehensive income	5	163
Accumulated deficit	(33,161)	(35,024)

Total stockholders’ equity	96,595	93,439

Total liabilities and stockholders’ equity	$110,246	$108,437

(1)	December 31, 2008 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Net product revenues	$23,739	$18,876
Royalty revenues	964	—

Net revenues	24,703	18,876
Cost of revenues	7,421	6,390

Gross profit	17,282	12,486

Operating Expenses:
Sales and marketing	7,123	7,155
Research and development	2,564	2,469
General and administrative	5,716	4,251

Total operating expenses	15,403	13,875

Income (loss) from operations	1,879	(1,389)
Interest and other income, net	199	938

Income (loss) before provision for taxes	2,078	(451)
Provision (benefit) for income taxes	215	(31)

Net income (loss)	$1,863	$(420)

Net income (loss) per share (see Note 9)
Basic net income (loss) per share	$0.12	$(0.03)
Diluted net income (loss) per share	$0.11	$(0.03)
Basic weighted average number of shares	16,079	15,749
Diluted weighted average number of shares	16,716	15,749
See accompanying notes to condensed consolidated financial statements

VNUS MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,863	$(420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	348	303
Provision for excess & obsolete inventory	15	170
Share-based compensation and amortization of deferred stock-based compensation	1,420	666
Allowance for doubtful accounts	—	70
Change in operating assets and liabilities:
Accounts receivable	(86)	821
Inventories	(519)	(279)
Prepaid expenses and other current assets	38	(199)
Accounts payable	2,005	56
Accrued compensation and benefits	(3,431)	(2,049)
Other accrued liabilities	145	(327)
Warranty reserve	15	24
Deferred revenue	(32)	68
Other long-term liabilities	(9)	29

Net cash provided by (used in) operating activities	1,772	(1,067)

Cash flows from investing activities:
Purchase of short-term investments	(9,429)	(11,761)
Purchase of long-term investments	(2,470)	—
Proceeds from maturities of short-term investments	13,715	13,351
Purchase of property and equipment	(400)	(252)

Net cash provided by investing activities	1,416	1,338

Cash flows from financing activities:
Proceeds from the exercise of stock options for common stock	308	464
Employees’ taxes withheld and paid for restricted stock and options	(285)	(171)

Net cash provided by financing activities	23	293

Net increase in cash and cash equivalents	3,211	564
Effect of foreign exchange rates	(68)	(6)
Cash and cash equivalents at the beginning of the period	34,898	39,269

Cash and cash equivalents at the end of the period	$38,041	$39,827

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
     The Company was incorporated in Delaware in 1995. The Company has funded its operations through the issuance of convertible preferred stock and common stock, and through cash provided from operations. During 1999, the Company commenced volume shipment of its product and emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to certain risks common to companies in similar stages of development, including its dependence on a limited product line; reliance on key individuals; potential competition from larger, more established companies and uncertainty of continuing future profitability. The Company completed its initial public offering of common stock in October 2004.
NOTE 2 — BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     The accompanying condensed consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for preparation of interim financial statements. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2009.
               Revenue Recognition. The Company sells its disposable catheters and radio-frequency, or RF, generators, to end-users in the United States and in international markets. Catheters and RF generators are also sold through distributors in certain international markets. The Company also sells RF generators to third-party leasing companies in the United States. These third-party leasing companies provide long-term lease financing to end-users. The Company does not provide such long-term lease financing to end-users. The Company also licenses its proprietary technology to third parties in exchange for royalties.
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
Significant Accounting Policies
     Reference is made to “Summary of Significant Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 16, 2009.
Recent Accounting Pronouncements
               Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
NOTE 3 — FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted the methods of fair value described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received for an asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).
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
Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Instruments subject to Level 3 measurements include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs, if any. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.
     The Company’s cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company has no assets or liabilities classified within Level 3.
Assets measured at fair value on a recurring basis using the levels described above are summarized below:
Fair Value Measurements at March 31, 2009 using

		Quoted Prices in
		Active Markets for	Significant Other
	March 31,	Identical Assets	Observable Inputs
	2009	(Level 1)	(Level 2)
	(in thousands)
Assets:
Cash equivalents	$23,760	$23,760	$—
Available for sale investments	36,551	24,814	11,737
Long-term investments	11,764	11,282	482

	$72,075	$59,856	$12,219

     The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously reported at fair value. Therefore, financial assets and liabilities not reported at fair value, such as the Company’s accounts receivable, notes receivable, and accounts payable are still reported at their carrying values.

NOTE 4 — BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2009	2008
	(in thousands)
Inventories (1)
Raw material and sub-assemblies	$2,842	$2,652
Finished goods and other	2,168	1,854

	$5,010	$4,506

Property and equipment, net (2)
Leasehold improvements	$3,184	$3,140
Laboratory equipment	2,546	2,510
Computer and office equipment	2,005	1,854
Software	1,228	1,219
Furniture and fixtures	434	402
Assets not ready to be placed in service	417	289

	9,814	9,414
Less accumulated depreciation and amortization	(5,337)	(4,957)

Total property and equipment, net	$4,477	$4,457

Other accrued liabilities
Accrued expenses	$691	$561
Accrued taxes	381	305
Accrued warranty	71	73
Other accrued liabilities	371	423

	$1,514	$1,362

Other long term liabilities
Accrued rent	$1,747	$1,797
Other long term liabilities	80	71

	$1,827	$1,868

(1)	Inventories are stated at the lower of market value or standard cost, which approximates actual cost under the first-in, first-out method.

(2)	Substantially all long-lived assets are located in the United States of America.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     Product Warranty Commitment. The Company generally provides a one year limited warranty on its RF generator which is included in the sales price of the generator. The Company provides a warranty reserve for the estimated future costs of repair, upgrade or replacement upon shipment of the product. The reserve is based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. In addition, from time to time, specific warranty accruals are made for specific technical problems including software bugs, component or other manufacturing defects. Costs are estimated and accrued for specific warranty issues in the period in which the warranty issue becomes known to management and the costs are reasonably estimable. The Company’s warranty liability at March 31, 2009 of $71,000 and was included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The warranty liability changed during the reporting periods as follows:

	Balance at	Additions	Warranty	Balance at
	Beginning of	to Warranty	Liability	End of
	Period	Liability	Utilized	Period
Three months ended March 31, 2009	$73	15	(17)	$71
Three months ended March 31, 2008	$72	24	(37)	$59
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
               In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. In the Second 2008 Patent Lawsuit the Company has sued TVS for infringement of the same U.S. patents (nos. 6,258,084; 6,749,433; 6,752,803; 7,396,355; 7,406,970) as have been asserted in the First 2008 Patent Lawsuit.

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
               In November 2008, the Court consolidated the First and Second 2008 Patent Lawsuits(together, the “2008 Patent Lawsuits”). As a result, the two lawsuits will be effectively treated as one proceeding by the Court. During the first quarter of 2009, the parties served patent infringement and invalidity contentions on each other, in accordance with local rules of court pertaining to patent infringement cases, and engaged in discovery. As of March 31, 2009, the 2008 Patent Lawsuits remained pending.
               If any of the defendants in the 2008 Patent Lawsuits succeeds in obtaining a declaration or order from the Court that one or more of the patents asserted in the 2008 Patent Lawsuits (or one or more of the claims of such patents) is invalid, not infringed, or significantly narrowed in scope, or that one or more of the patents asserted in the 2008 Patent Lawsuits is unenforceable, such a result could adversely affect the strength of the Company’s patent portfolio and the Company’s ability to exclude competitors from the endovenous ablation market. In addition, under some circumstances such a result, if sustained on appeal, could affect the Company’s ability to recover future royalties due under the June 2008 Settlement Agreement.
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
     Purchase Commitments. At March 31, 2009, the Company had approximately $4.1 million in purchase commitments for the next twelve months with suppliers, of which $3.0 million was inventory related.

NOTE 6 — COMPREHENSIVE NET INCOME (LOSS)
     Comprehensive net income (loss) includes net income (loss) as well as additional other comprehensive income (loss) items. The following schedule summarizes the activity:

	Three months ended
	March 31,
	2009	2008

Net income (loss)	$1,863	$(420)
Unrealized gain (loss) on short-term investments	(90)	51
Cumulative translation adjustment	(68)	(6)

Comprehensive net income (loss)	$1,705	$(375)

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
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company had approximately $22,200 of accrued interest related to uncertain tax positions, an increase of $1,200 since December 31, 2008.
     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $47,000 as of March 31, 2009. The unrecognized tax benefit remains unchanged since the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007.
     Income tax expense for the three months ended March 31, 2009 was $215,000, or 10% of pre-tax income, compared to $(31,000), or 7% of pre-tax loss, for the comparable period in 2008. The effective tax rate for 2009 and 2008 was estimated based on anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expenses. The Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2009 due to historical net operating losses and uncertainty as to the existence of sufficient future taxable income.
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

     The following is a summary of the percentage of the Company’s net revenues by geographic region and by product within the Company’s single segment:

	Three months ended
	March 31,
	2009	2008

United States	86%	88%
Europe and other	14	12

	100%	100%

Catheters and devices	77%	77%
RF generators	7	9
Accessories	13	14
Royalty	3	—

	100%	100%

NOTE 9 — NET INCOME (LOSS) PER SHARE
     The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of potential common stock including stock options and restricted stock units. In periods with net income, diluted income per share reflects the dilutive affect of potential common stock outstanding during the period. In computing diluted income per share, the Company adjusts the share count by assuming all in-the-money options and restricted stock units are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. As the Company was in a net loss position for the three month period ended March 31, 2008, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities.
     The following table sets forth the computation of basic and diluted net income per share for 2009 and 2008 (in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008

Net Income (loss)	$1,863	$(420)

Denominator:
Weighted average common shares outstanding, basic	16,079	15,749
Effect of dilutive securities:
Stock options and restricted stock units	637	—

Diluted weighted average number of shares	16,716	15,749

Basic net income (loss) per share	$0.12	($0.03)

Diluted net income (loss) per share	$0.11	($0.03)

     The following outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per share as they had an antidilutive effect:

	As of
	March 31,
	2009	2008

Stock Options	309	1,155
Restricted Stock Units	87	616

Total	396	1,771

NOTE 10 — SUBSEQUENT EVENTS
          On May 7, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Covidien Group S.a.r.l. (“Covidien”) and Covidien Delaware Corp. (“Purchaser”), a wholly owned subsidiary of Covidien. Subject to the terms and conditions of the Merger Agreement, Purchaser has agreed to commence a cash tender offer to purchase all of our outstanding shares of common stock, par value $0.001 per share, at a purchase price of $29.00 per share, net to the holder in cash, without interest. The consummation of the tender offer will be conditioned on the tender of a majority of the outstanding shares of our common stock on a fully diluted basis (as defined in the Merger Agreement) and other terms and conditions set forth in the Merger Agreement. Following successful completion of the tender offer and, if required, receipt of stockholder approval, we expect to consummate a merger with Purchaser in which our remaining stockholders will receive the same cash price per share as paid in the tender offer.
          The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Merger Agreement also contains customary termination provisions for us and for Covidien and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we would be required to pay Covidien a termination fee of approximately $17.0 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This financial review presents our operating results for the three months ended March 31, 2009 and 2008, as well as our financial condition at March 31, 2009 and December 31, 2008. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.
     Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” under Item 1A of Part II below, as well as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and elsewhere. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear herein.
     Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “VNUS” refer to VNUS Medical Technologies, Inc. and its consolidated subsidiaries.

Business Overview
     We are a leading provider of medical devices for the minimally invasive treatment of venous reflux disease, a progressive condition caused by incompetent vein valves in the legs. Venous reflux disease results in symptoms such as leg pain, swelling, fatigue, skin ulcers and painful varicose veins. Our primary product line, the Closure system, consists of a proprietary radio-frequency or RF generator and proprietary disposable endovenous catheters and devices to close diseased veins through the application of temperature-controlled RF energy. As of December 31, 2008, we estimated that in excess of 400,000 patients had been treated using our Closure system since 1999.
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
Recent Developments
     On May 7, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Covidien Group S.a.r.l. (“Covidien”) and Covidien Delaware Corp. (“Purchaser”), a wholly owned subsidiary of Covidien. Subject to the terms and conditions of the Merger Agreement, Purchaser has agreed to commence a cash tender offer to purchase all of our outstanding shares of common stock, par value $0.001 per share, at a purchase price of $29.00 per share, net to the holder in cash, without interest. The consummation of the tender offer will be conditioned on the tender of a majority of the outstanding shares of our common stock on a fully diluted basis (as defined in the Merger Agreement) and other terms and conditions set forth in the Merger Agreement. Following successful completion of the tender offer and, if required, receipt of stockholder approval, we expect to consummate a merger with Purchaser in which our remaining stockholders will receive the same cash price per share as paid in the tender offer.
     The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Merger Agreement also contains customary termination provisions for us and for Covidien and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we would be required to pay Covidien a termination fee of approximately $17.0 million. For additional information regarding potential risks and uncertainties associated with our transaction with Covidien, please see Part I, Item 1A, “Risk Factors,” below.
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
     For more information, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, we have not identified any significant changes to these critical accounting policies discussed in our “Critical Accounting Policies and Estimates,” except as described below.
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
Results of Operations
Net Revenues by Period
     The following table sets forth our net revenues for the three months ended March 31, 2009 and 2008, and the percentage change in net revenues between periods:

	Three months ended
	March 31,
	2009	2008	% Change

Net product revenues	$23,739	$18,876	26%
Royalty revenues	964	—	NA

Net revenues	$24,703	$18,876	31%

     Net revenues increased in the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to:
•	increased catheter sales in both units (increase of 33%) and dollars (increase of $4.4 million) due to increased demand for the ClosureFAST catheter and ClosureRFS device;

•	increased accessory product sales in both dollars and units directly related to products used in the performance of our Closure procedure; and

•	royalty revenues of $964,000 relating to the current period, compared to none in the first quarter of 2008.

     We expect net revenues to increase in 2009 as a result of continued market acceptance of our ClosureFAST catheter in both domestic and international markets.
Net Product Revenues by Product
     The following table sets forth the percentage of net product revenues derived from the sale of disposable endovenous catheters and devices, RF generators and accessories for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Catheters and devices	80%	77%
RF generators	7	9
Accessories	13	14

	100%	100%

     We derive our net product revenues from the sale of disposable endovenous catheters, devices, RF generators and accessory products. Our large installed base of RF generators facilitates a recurring revenue stream from the sale of disposable catheters and accessories. The Company anticipates catheters, devices and accessories will continue to account for a greater percentage of net revenues as our large installed base of RF generators facilitates a recurring revenue stream from the sale of these items.
Net Revenues by Geographic Region as a Percentage of Net Revenues
     The following table sets forth the percentage of net revenues from domestic and international sales for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2008	2007

United States	86%	88%
Europe and other	14	12

	100%	100%

          We market our Closure system through a direct sales organization in the United States, France, Germany and the United Kingdom. We also market and sell our products through distributors throughout the world. We have continued to see increases in our sales outside the United States, primarily due to the addition of a direct sales presence in the United Kingdom in 2007. We expect our net revenues derived from sales outside the United States to increase in 2009 primarily related to international expansion.

Gross Profit by Period
     The following table sets forth our gross profit for the three months ended March 31, 2009 and 2008, and the percentage change between periods:

	Three months ended March 31,
	2009	2008	% Change

Gross profit	$17,282	$12,486	38%
     Gross profit margin for the three months ended March 31, 2009 was approximately 70.0% compared with approximately 66.1% for the same period in 2008. The overall change in gross profit margin for the period was primarily due to:
•	The recognition of royalty revenues of $964,000 with no associated cost of revenue; and

•	Higher margin of ClosureFAST catheters in 2009 as compared to 2008. This is the result of increased production volume, with relatively low increases in production overhead expenses, resulting in a lower per unit manufacturing cost.
Operating Expenses by Period

	Three months ended March 31,
	2009	2008	% Change

Sales and marketing	$7,123	$7,155	0%
Research and development	2,564	2,469	4%
General and administrative	5,716	4,251	34%

	$15,403	$13,875	11%

Operating Expenses as a Percent of Net Revenues

	Three months ended
	March 31,
	2009	2008

Sales and marketing	29%	38%
Research and development	10%	13%
General and administrative	23%	23%
Operating Expense Summary
     Overall operating expenses increased $1,528,000 in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to:
•	an increase of $637,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $488,000 in legal expenses primarily related to ongoing patent litigation; and

•	an increase of $311,000 due to increased professional fees.
     Overall operating expenses as a percentage of net revenues decreased as we continued to leverage our cost structure to support growth in net revenues.

Sales and Marketing Expenses
     Sales and marketing expenses were comparable in the three months ended March 31, 2009, as compared to the same period in 2008. Sales and marketing expenses decreased as a percentage of net revenues.
     We expect sales and marketing related expenses to increase in absolute dollars in 2009 but to decrease as a percentage of net revenues as compared to 2008.
Research and Development Expenses
     Research and development expenses were comparable in the three months ended March 31, 2009, as compared to the same period in 2008. Research and development expenses decreased as a percentage of net revenues.
     We expect research and development expenses to increase in absolute dollars in 2009 but to decrease as a percentage of net revenues as compared to 2008.
General and Administrative Expenses
     General and administrative expenses increased $1,465,000 in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to:
•	an increase of $637,000 due to increased payroll and related expense (including share-based compensation);

•	an increase of $488,000 in legal expenses primarily related to ongoing patent litigation; and

•	an increase of $311,000 due to increased professional fees.
     We expect general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues in 2009 as compared to 2008.
Interest Income and Other, Net
     Interest income and other, net, decreased to $199,000 in the three months ended March 31, 2009 from $938,000 for the same period in 2008, primarily due to:
•	a decrease of $507,000 in foreign currency translation gains due to the strengthening of the U.S. dollar; and

•	a decrease of $234,000 in interest income related to decreases in interest rates.
Provision for Income Taxes
     Provision for income tax was $215,000 in the three months ended March 31, 2009 for anticipated annual minimum tax payments for Federal and certain state purposes in the United States, and foreign tax expense. Benefit for income tax was $(31,000) for three months ended March 31, 2008, as we were in a loss position in the first quarter of 2008, but anticipated being in a net income position for the full year 2008.
     We expect the tax provision rate will be 12% for the full year 2009.

Liquidity and Capital Resources

	As of
	March 31,	December 31,
	2009	2008	$ Change
	(in thousands)
Cash and cash equivalents	$38,041	$34,898	$3,143
Short-term investments	$36,551	$40,927	$(4,376)
Long-term investments	$11,764	$9,294	$2,470
Working capital	$82,051	$81,426	$625

	Three months ended
	March 31,
	2009	2008	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$1,772	$(1,067)	$2,839
Net cash (used in) provided by investing activities	$1,416	$1,338	$78
Net cash provided by financing activities	$23	$293	$(270)
               We currently invest our cash and cash equivalents in several money market funds consisting of debt instruments of the United States government, its agencies and high-quality corporate issuers with original maturities of less than three months. Investments designated as short-term consist of cash invested in debt instruments of the United States government and its agencies and high-quality corporate issuers with original maturities greater than three months and remaining maturities less than one year, and commercial paper. Investments designated as long-term consist of cash invested in certificates of deposit, debt instruments of the United States government and its agencies and high-quality corporate issuers with remaining maturities greater than one year. Since inception, we have financed our operations primarily through private sales of convertible preferred stock and common stock, and cash generated from operations. In addition, we raised approximately $54.0 million, net of issuance costs, from our initial public offering of common stock in October 2004.
     Cash flows from operating activities
     Net cash provided by operating activities increased by $2.8 million for the three months ended March 31, 2009, as compared to the same period in 2008. The increase was primarily due to net income of $1.8 million for the three months ended March 31, 2009, as compared to a loss of $0.4 million in the same period of 2008.
     Cash flows from investing activities
     Net cash provided by investing activities was comparable in both periods. The mix of investments changed in 2009 to include long-term investments as well as short-term.
     Cash flows from financing activities
     Net cash provided by financing activities decreased by $270,000 for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease is due to our continued shift towards granting RSUs instead of granting options. RSUs do not have an exercise price. The vesting and issuance of RSUs does not generate cash for us.
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
               At March 31, 2009, we had cash, cash equivalents and short-term investments of $74.6 million. These funds are held in accounts managed by third party financial institutions, and consist of invested cash and cash in our operating accounts. The invested cash is invested in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. To date, we have experienced no loss or lack of access to our invested cash related to the current adverse conditions in the markets; however, we can provide no assurances that access to our invested cash will not be impacted by adverse conditions in the financial markets. At any point in time we also have cash in our operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash balances in our operating accounts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, a significant majority of our sales have been denominated in U.S. dollars. Approximately 6% of net revenues for the three months ended March 31, 2009 was denominated in currencies other than U.S. dollars. However, the continued strengthening of the U.S. dollar against foreign currencies, especially the British pound and the Euro, could adversely affect reported sales growth rates and our results of operations.
     While our reporting currency is the U.S. dollar, a portion of our assets (primarily deposit accounts, accounts receivable and our net investment in our wholly owned foreign subsidiaries) are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and foreign currencies. If a foreign currency depreciates against the U.S. dollar, the value of a portion of our earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar would not be material on our results of operations and financial position.
     Our exposure to interest rate risk at March 31, 2009 is related to our investment of our excess cash and cash equivalents in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers via several large money market funds. Due to the nature of these investments, we believe that there is currently no material exposure to interest rate risk arising from our investments. Additionally, an immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
               In September 2008, the Company filed a patent infringement lawsuit (the “Second 2008 Patent Lawsuit”) in the United States District Court for the Northern District of California against Total Vein Solutions LLC d/b/a Total Vein Systems (“TVS”). The Second 2008 Patent Lawsuit is entitled VNUS Medical Technologies, Inc. v. Total Vein Solutions, LLC d/b/a Total Vein Systems, N.D. Cal. Case No. C08-04234 MMC. In the Second 2008 Patent Lawsuit the Company has sued TVS for infringement of the same U.S. patents (nos. 6,258,084; 6,749,433; 6,752,803; 7,396,355; 7,406,970) as have been asserted in the First 2008 Patent Lawsuit.
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
               In November 2008, the Court consolidated the First and Second 2008 Patent Lawsuits(the “2008 Patent Lawsuits). As a result, the two lawsuits will be effectively treated as one proceeding by the Court. During the first quarter of 2009, the parties served patent infringement and invalidity contentions on each other, in accordance with local rules of court pertaining to patent infringement cases, and engaged in discovery. As of March 31, 2009, the 2008 Patent Lawsuits remained pending.
               If any of the defendants in the 2008 Patent Lawsuits succeeds in obtaining a declaration or order from the Court that one or more of the patents asserted in the 2008 Patent Lawsuits (or one or more of the claims of such patents) is invalid, not infringed, or significantly narrowed in scope, or that one or more of the patents asserted in the 2008 Patent Lawsuits is unenforceable, such a result could adversely affect the strength of the Company’s patent portfolio and the Company’s ability to exclude competitors from the endovenous ablation market. In addition, under some circumstances such a result, if sustained on appeal, could affect the Company’s ability to recover future royalties due under the June 2008 Settlement Agreement.
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

     The following is a summary description of some of the many risks we face in our business, and includes risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
We and Covidien may not meet the conditions necessary to consummate the transaction, which could cause Covidien not to acquire us.
     If commenced pursuant to the terms and conditions of the Merger Agreement, Covidien’s obligation to complete the tender offer is conditioned upon, among other things, (1) the satisfaction of the minimum condition, which requires that the number of shares validly tendered and not validly withdrawn before the tender offer expires, together with the shares owned by Covidien and its affiliates, must represent at least a majority of the outstanding shares of our common stock on a fully diluted basis, as defined in the Merger Agreement, and (2) since the date of the Merger Agreement, there not having occurred a Company Material Adverse Effect (as defined in the Merger Agreement). Neither we nor Covidien can predict whether and when these conditions will be satisfied. If for any reason the conditions necessary to consummate the transaction are not satisfied, Covidien will not be obligated to complete its acquisition of us.
     If the transaction with Covidien is not completed, we will have incurred substantial costs that may adversely affect our financial condition and results of operations and the market price of our common stock, and we may experience negative reactions from investors, customers, distributors, suppliers and employees.
     If the transaction with Covidien is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the transaction with Covidien will be completed. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the transaction with Covidien. These costs are primarily associated with the fees of our financial advisors, accountants and attorneys. We have also diverted significant management resources in an effort to complete the transaction with Covidien, and we are subject to certain restrictions contained in the Merger Agreement on the conduct of our business. If the transaction with Covidien is not completed, we will have incurred significant costs for which we will have received little or no benefit. Also, if the transaction with Covidien is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay to Covidien a termination fee of $17 million. If the transaction with Covidien is not completed, we may experience negative reactions from the financial markets and our stockholders, other potential investors, our customers, distributors, suppliers and employees. Each of these factors may also adversely affect the trading price of our common stock and our financial condition and results of operations.
     The announcement of or consummation of the transactions described in the Merger Agreement may have a negative impact on our relationships with our employees.
     As a result of the announcement of the tender offer and the other transactions contemplated by the Merger Agreement, or if the integration of the entities is not perceived favorably, we may lose a number of our employees, including our key employees, during the pre-closing period, which could have an adverse impact on our operations and revenues. The loss of any of our key employees could adversely affect our business and cause significant disruption of our operations. Additionally, the pending transaction may have an adverse effect on retaining existing personnel or on our ability to hire replacement personnel.

     Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
     The Merger Agreement prohibits us from initiating, soliciting or knowingly encouraging, or knowingly taking any action to facilitate certain alternative acquisition proposals with any third-party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $17 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third-party from pursuing an alternative acquisition proposal. If the transaction with Covidien is terminated and we determine to seek another business combination, we cannot assure our stockholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurring any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.
     Customer or distributor uncertainties related to the transaction with Covidien could adversely affect our business, revenues and gross margins.
     In response to the announcement of the transaction with Covidien or due to possible uncertainty about the transaction with Covidien and integration of the entities, our existing and prospective customers or distributors could delay or cancel orders for our products or terminate their respective agreements with us. In particular, our prospective customers could be reluctant to accept our products due to uncertainty about the direction of the surviving company and its willingness to support existing products and development. To the extent that a significant number of our existing or prospective customers or distributors delay or cancel purchase decisions or terminate their respective agreements with us due to uncertainty created by our prospective transaction with Covidien, our results of operations would be adversely affected. Accordingly, our quarterly revenues and net earnings could be substantially below expectations of market analysts and could result in a decline in our stock price.
We may experience significant fluctuations in our quarterly and annual results.
     As of March 31, 2009, we had an accumulated deficit of approximately $33.2 million. We had a net loss in 2006 and 2007. We were profitable for the fiscal year 2008. We intend to increase operating expenses in 2009 primarily in sales and marketing and research and development. Also, fluctuations in our quarterly and annual results of operations have and will continue to result from numerous factors, including:
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
          During the quarter ended March 31, 2009, 14% of our net revenues were attributable to international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because some of our sales are currently denominated in United States dollars, if the value of the United States dollar increases relative to foreign currencies, our revenue could decline or products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, while currently only a small percentage of our sales are denominated in currencies other than the United States dollar, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:
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
Item 5. Other Information
     On May 7, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Covidien Group S.a.r.l., a Luxembourg company (“Parent”), and Covidien Delaware Corp, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”), pursuant to which, among other things, the Purchaser will commence a tender offer for all the outstanding shares of common stock of the Company, subject to the terms and conditions of the Merger Agreement.
Merger Agreement
     Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser will commence a tender offer (the “Offer”) to acquire all the outstanding shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), at a price of $29.00 per share, net to the selling stockholders in cash, without interest (the “Offer Price”).  The Merger Agreement provides that the Offer will be commenced by May 18, 2009, and will remain open for 21 business days, subject to possible extension on the terms set forth in the Merger Agreement.  Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly owned subsidiary of Parent (the “Surviving Corporation”).  At the effective time of the Merger, each issued and outstanding share of Company Common Stock (other than shares owned by the Company, Parent or the Purchaser, and stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

     The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and the Purchaser.  The Company has agreed to operate its business in the ordinary course until the Offer is consummated. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain other restrictions on its ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Parent a termination fee of $17 million.

     Consummation of the Offer is subject to various conditions, including the tender of at least a majority of the fully diluted shares of Company Common Stock (assuming conversion or exercise of all outstanding options to purchase shares and all outstanding restricted stock units regardless of the conversion or exercise price or the vesting schedule thereof) in the Offer, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.  Subject to the terms of the Merger Agreement, the Company has granted the Purchaser an option to purchase that number of newly issued shares of Company Common Stock that is equal to one share more than the amount needed to give the Purchaser ownership of 90% of the outstanding shares of Company Common Stock (determined on a fully diluted basis (which assumes conversion or exercise of all outstanding options to purchase shares and all outstanding restricted stock units regardless of the conversion or exercise price or the vesting schedule thereof)) immediately after the issuance of the shares of Company Common Stock pursuant to the exercise of the option (the “Top-Up Option”).  The Top-Up Option is exercisable only if the Purchaser acquires at least 80% of the outstanding shares of Company Common Stock pursuant to the Offer or otherwise.  The Purchaser will pay the Company the Offer Price for each share of Company Common Stock acquired upon exercise of the Top-Up Option.

     The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 hereto and incorporated herein by reference.

     The Merger Agreement has been attached as an exhibit to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Parent or any of their respective subsidiaries or affiliates. In addition, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential disclosure schedule that the parties have exchanged. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they were made only as of the date of such agreement or a prior, specified date, (ii) in some cases they are subject to qualifications with respect to materiality, knowledge and/or other matters, and (iii) they may be modified in important part by the underlying disclosure schedule. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
Item 6. Exhibits
(a) Exhibits.

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated as of May 7, 2009, by and among Covidien Group S.a.r.l. Covidien Delaware Corp. and the Company.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

10.1#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2009).

10.2#	Amended and Restated 2000 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

#	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	VNUS Medical Technologies, Inc.
/s/ PETER OSBORNE
Peter Osborne
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated as of May 7, 2009, by and among Covidien Group S.a.r.l. Covidien Delaware Corp. and the Company.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-117640, filed on September 28, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

10.1#	Amended and Restated VNUS Severance Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2009).

10.2#	Amended and Restated 2000 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

#	Management contract or compensatory plan or arrangement.